Form 10-Q
period 2020-06-30
Inozyme Pharma, Inc.
filed 2020-09-03
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-39397

INOZYME PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-4024528
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
321 Summer Street, Suite 400 Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 330-4340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	INZY	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 31, 2020, the registrant had 23,364,851 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to favorably resolve the clinical hold with regard to our planned Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency and, if so resolved, the timing of such resolution;
•	the timing of our planned CTA submission for INZ-701;
•

the timing and conduct of our planned Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 deficiencies, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;

•	the timing and conduct of our planned later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 deficiencies;
•	our plans to conduct research and preclinical testing of INZ-701 for additional indications;
•	our plans to conduct research and preclinical testing of other product candidates;
•	the timing of, and our ability to obtain and maintain, marketing approvals of INZ-701, and the ability of INZ-701 and our other product candidates to meet existing or future regulatory standards;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and short-term investments and net proceeds of this offering;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the impact of COVID-19 on our business and operations;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

i

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$50,863	$31,605
Short-term investments	13,004	15,527
Prepaid expenses and other current assets	793	328
Total current assets	64,660	47,460
Property and equipment, net	846	298
Restricted cash	355	130
Deferred issuance costs	2,650	56
Total assets	$68,511	$47,944
Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,399	$901
Accrued expenses	5,328	2,335
Total current liabilities	6,727	3,236
Deferred lease incentive	238	—
Total liabilities	6,965	3,236
Commitments (Note 7)
Series A Convertible Preferred Stock, $0.0001 par value – 48,850,000 shares authorized; 48,850,000 shares issued and outstanding at June 30, 2020 and December 31, 2019; Liquidation preference of $48.9 million at June 30, 2020 and December 31, 2019	44,657	44,657
Series A-2 Convertible Preferred Stock, $0.0001 par value – 47,132,862 shares authorized at June 30, 2020 and December 31, 2019; 47,132,862 shares issued and outstanding at June 30, 2020; 23,566,431 shares issued and outstanding at December 31, 2019; Liquidation preference of $67.4 million at June 30, 2020 and $33.7 million at December 31, 2019	66,908	33,270
Stockholders’ (deficit) equity:
Common Stock, $0.0001 par value – 129,000,000 shares authorized; 1,344,704 shares issued and outstanding at June 30, 2020 and 1,204,630 shares issued and outstanding at December 31, 2019	—	—
Additional paid in-capital	1,831	1,428
Accumulated other comprehensive income	13	5
Accumulated deficit	(51,863)	(34,652)
Total stockholders’ (deficit) equity	(50,019)	(33,219)
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$68,511	$47,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,877	$3,489	$14,283	$7,623
General and administrative	1,671	1,064	3,171	2,094
Total operating expenses	9,548	4,553	17,454	9,717
Loss from operations	(9,548)	(4,553)	(17,454)	(9,717)
Other income (expense):
Interest income	71	394	242	604
Other income (expense), net	4	(14)	1	(31)
Other income (expense), net	75	380	243	573
Net loss	$(9,473)	$(4,173)	$(17,211)	$(9,144)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(15)	10	8	12
Total other comprehensive (loss) income	(15)	10	8	12
Comprehensive loss	$(9,488)	$(4,163)	$(17,203)	$(9,132)
Net loss attributable to common stockholders—basic and diluted	$(9,473)	$(4,173)	$(17,211)	$(9,144)
Net loss per share attributable to common stockholders—basic and diluted	$(7.57)	$(3.57)	$(14.01)	$(7.83)
Weighted-average common shares outstanding—basic and diluted	1,251,244	1,170,480	1,228,296	1,167,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	48,850,000	44,657	23,566,431	33,270	1,204,630	—	1,428	5	(34,652)	(33,219)
Stock-based compensation	—	—	—	—	—	—	129	—	—	129
Exercise of stock options	—	—	—	—	2,677	—	5	—	—	5
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	(7,738)	(7,738)
Balance at March 31, 2020	48,850,000	$44,657	23,566,431	$33,270	1,207,307	$—	$1,562	$28	$(42,390)	$(40,800)
Issuance of Series A-2 Convertible Preferred Stock, net of issuance costs of $0.1 million	—	—	23,566,431	33,638	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	120	—	—	120
Exercise of stock options	—	—	—	—	137,397	—	149	—	—	149
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	—	(9,473)	(9,473)
Balance at June 30, 2020	48,850,000	$44,657	47,132,862	$66,908	1,344,704	$—	$1,831	$13	$(51,863)	$(50,019)
Balance at December 31, 2018	48,850,000	$44,657	7,482,515	$10,372	1,135,015	$—	$1,055	$(2)	$(14,928)	$(13,875)
Issuance of Series A-2 Convertible Preferred Stock, net of issuance costs of $0.1 million	—	—	16,083,916	22,898	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	41	—	—	41
Exercise of stock options	—	—	—	—	35,460	—	34	—	—	34
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(4,971)	(4,971)
Balance at March 31, 2019	48,850,000	$44,657	23,566,431	$33,270	1,170,475	$—	$1,130	$—	$(19,899)	$(18,769)
Stock-based compensation	—	—	—	—	—	—	40	—	—	40
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(4,173)	(4,173)
Balance at June 30, 2019	48,850,000	$44,657	23,566,431	$33,270	1,170,475	$—	$1,170	$8	$(24,072)	$(22,894)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(17,211)	$(9,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	38
Stock-based compensation expense	249	81
Accretion on marketable securities	(81)	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(465)	(337)
Accounts payable	454	(393)
Accrued expenses	2,105	(396)
Net cash used in operating activities	(14,898)	(10,173)
Investing activities
Purchases of marketable securities	(18,908)	(12,771)
Maturities of marketable securities	21,520	9,225
Purchases of property and equipment	(168)	(43)
Net cash provided by (used in) investing activities	2,444	(3,589)
Financing activities
Proceeds from issuance of Series A-2 Convertible Preferred Stock, net of issuance costs	33,638	22,898
Payment of initial public offering costs	(1,855)	—
Proceeds from exercise of stock options	154	34
Net cash provided by financing activities	31,937	22,932
Net increase in cash, cash equivalents and restricted cash	19,483	9,170
Cash, cash equivalents and restricted cash at beginning of period	31,735	35,966
Cash, cash equivalents and restricted cash at end of period	$51,218	$45,136
Supplemental cash flow information:
Cash and cash equivalents	$50,863	$45,136
Restricted cash	355	—
Cash, cash equivalents and restricted cash at end of period	$51,218	$45,136
Property and equipment unpaid at end of period	$431	$—
Deferred offering costs unpaid at end of period	$738	$—
Deferred lease incentive - non-cash	$238	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Inozyme Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Inozyme Pharma, Inc. (the “Company”) is a rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases of abnormal mineralization impacting the vasculature, soft tissue and skeleton.

The Company is pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in a critical mineralization pathway and that defects in these genes lead to abnormal mineralization. The Company is initially focused on developing a novel therapy to treat rare genetic diseases of ENPP1 and ABCC6 deficiencies.

The Company’s lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct a defect in the mineralization pathway caused by ENPP1 and ABCC6 deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with neointimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels.

On July 17, 2020, the Company effected a one-for-7.4730 reverse stock split of the Company’s common stock. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares.

On July 28, 2020, the Company completed its initial public offering (“IPO”) pursuant to which it issued 7,000,000 shares of its common stock at a public ofering price of $16.00 per share, and on July 30, 2020, the Company sold an additional 1,050,000 shares pursuant to the exercise by the underwriters of their option to purchase additional shares.  The Company received net proceeds from its IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of $116.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the IPO, all 104,277,222 shares of the then outstanding preferred stock automatically converted into 13,953,850 shares of common stock.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All adjustments considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 24, 2020.

Liquidity

Since the Company’s incorporation in 2017 and through June 30, 2020, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development. The Company incurred net losses of $17.2 million in the six months ended June 30, 2020 and $19.7 million in the year ended December 31, 2019 and had an accumulated deficit of $51.9 million as of June 30, 2020 and $34.7 million as of December 31, 2019. The Company had cash and cash equivalents of $50.9 million and $31.6 million, and short-term investments of $13.0 million and $15.5 million as of June 30, 2020 and December 31, 2019, respectively.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock, and most recently, with proceeds from the IPO completed on July 28, 2020. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes that its cash and cash equivalents as of June 30, 2020, together with the net proceeds of approximately $116.5 million from the IPO of the Company’s common stock completed in July 2020, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Inozyme Securities Corp., which is a Massachusetts subsidiary created to buy, sell, and hold securities, and Inozyme Ireland Limited. All intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020. There have been no material changes in the Company’s significant accounting policies during the three months ended June 30, 2020.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including, in certain circumstances, future projections that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to the accruals for research and development expenses, and for equity instruments issued prior to the completion of the Company’s IPO, stock-based compensation expense, inclusive of the measurement of fair value of equity instruments. For equity instruments issued prior to the completion of the Company’s IPO, the Company utilized various valuation methodologies in accordance with the framework of the 2013 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its equity instruments. The Company evaluates its estimates and assumptions on an ongoing basis. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers for sponsored research, preclinical studies and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses in the accompanying consolidated balance sheets and within research and development expense in the accompanying consolidated statements of operations and comprehensive loss.

The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred since its inception.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the Company’s IPO, as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. The Company recorded deferred issuance costs at June 30, 2020 and December 31, 2019 of $2.7 million and $0.1 million, respectively.

Net Loss Per Share

The Company follows the two-class method when computing net loss allocable to common securities per share as the Company has issued shares that meet the definition of participating securities, which include shares of: (i) Series A Convertible Preferred Stock; and (ii) Series A-2 Convertible Preferred Stock. The two-class method requires a portion of net income to be allocated to the participating securities to determine net loss allocable to the common securities. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding after giving consideration to the dilutive effect of convertible preferred stock, restricted common stock, restricted stock units and stock options that are outstanding during the period. The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Fair Value Measurements

The Company categorizes its assets and liabilities measured at fair value in accordance with the authoritative accounting guidance that establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1- Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•

Level 2- Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•	Level 3- Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to credit risk by placing its cash with high credit quality financial institutions. The Company’s short-term investments are comprised of corporate debt securities, U.S. Treasury and agency securities and commercial paper of corporations. The Company mitigates credit risk by maintaining a diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard, as amended, establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations and comprehensive loss. As a result of the FASB’s issuance of ASU No. 2020-05, “Revenue From Contracts With Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities”, the new standard is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 and its subsequent related updates establish a new forward-looking “expected loss model” that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The new standard and its subsequent related updates are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its consolidated financial statements but does not expect it to be material.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its consolidated financial statements.

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	June 30, 2020
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$9,100	$11	$(1)	$9,110
Corporate debt securities	1 year or less	2,888	—	—	2,888
U.S. Treasury securities	1 year or less	1,003	3	—	1,006
		$12,991	$14	$(1)	$13,004

	December 31, 2019
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$10,903	$3	$—	$10,906
Corporate debt securities	1 year or less	3,370	1	—	3,371
U.S. Treasury securities	1 year or less	1,249	1	—	1,250
		$15,522	$5	$—	$15,527

Total short-term investments at June 30, 2020 with unrealized losses were as follows (dollar amounts in thousands):

	June 30, 2020
Description	Maturity	Fair Value	Unrealized Losses
Commercial paper	1 year or less	$2,611	$(1)
		$2,611	$(1)

The Company did not have any short-term investments with unrealized losses at December 31, 2019.

The Company concluded that the net declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of June 30, 2020 and December 31, 2019. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At June 30, 2020	At December 31, 2019
Interest receivable	$82	$104
Prepaid research studies	285	—
Prepaid seminars	122	—
Prepaid insurance	9	47
Prepaid taxes	39	42
Prepaid other	256	135
Total	$793	$328

Property and equipment consisted of the following (dollar amounts in thousands):

	At June 30, 2020	At December 31, 2019
Laboratory equipment and manufacturing equipment	$312	$308
Furniture and fixtures	98	—
Computer equipment	92	53
Leasehold improvements	505	47
	1,007	408
Less accumulated depreciation	(161)	(110)
Total	$846	$298

Depreciation expense for the three months ended June 30, 2020 and 2019 was $26 thousand and $19 thousand, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $51 thousand and $38 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At June 30, 2020	At December 31, 2019
Payroll and related liabilities	$736	$861
Professional fees	1,110	268
Research and development costs	2,697	1,086
Other	785	120
Total	$5,328	$2,335

5. Fair Value Measurement

The following table represents the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$30,305	$30,305	$—	$—
Commercial paper (included in cash and cash equivalents)	4,498	—	4,498	—
Corporate debt securities (included in cash and cash equivalents)	4,800	—	4,800	—
Commercial paper	9,110		9,110
Corporate debt securities	2,888		2,888
U.S. Treasury securities	1,006	1,006
Total assets	$52,607	$31,311	$21,296	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$11,709	$11,709	$—	$—
Commercial paper (included in cash and cash equivalents)	1,992	—	1,992	—
Corporate debt securities (included in cash and cash equivalents)	2,189	—	2,189	—
Commercial paper	10,906	—	10,906	—
Corporate debt securities	3,371	—	3,371	—
U.S. Treasury securities	1,250	1,250	—	—
Total assets	$31,417	$12,959	$18,458	$—

There have been no transfers between fair value levels during the three or six months ended June 30, 2020 or 2019.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes, that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $60,000 to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of June 30, 2020, the Company incurred a total of $60,000 in license maintenance fees to Yale. The Company is required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by the Company against Yale if Yale prevails in such challenge.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the “Sponsored Research Agreement”), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through 2021. The Company recorded research and development expenses associated with this arrangement of $0.1 million and $0.2 million in the three and six month periods ended June 30, 2020, respectively, and $0.2 million and $0.2 million in the three and six month periods ended June 30, 2019, respectively.

The Company did not record any research and development expense associated with other arrangements with Yale in the three and six month periods ended June 30, 2020, but did record such expenses of $0.3 million and $0.3 million in the three and six month periods ended June 30, 2019, respectively.

7. Commitments and Contingencies

Operating Leases

In March 2018, the Company entered into a non-cancelable agreement to lease 2,605 square feet of office space in Boston, Massachusetts. The lease term for this office space began in June 2018 and ended in April 2020. Additionally, in July 2018, the Company entered into an agreement to lease 3,560 square feet of laboratory space in Boston, Massachusetts. The lease term for this laboratory space began in July 2018 and ends in August 2020. The Company provided security deposits to the landlords totaling $34 thousand, which is included in prepaid expenses and other current assets in the accompanying balance sheet as of June 30, 2020 and December 31, 2019.

In December 2019, the Company entered into a non-cancelable agreement to lease 8,499 square feet of office space in Boston, Massachusetts. The lease term for this office space began in July 2020 and is expected to end in the second half of 2025. The Company has the option to extend the term of this lease for a term of five years. The Company provided a security deposit to the landlord in the form of a letter of credit totaling $130 thousand. The cash collateralizing the letter of credit is included in restricted cash in the accompanying balance sheet as of June 30, 2020 and December 31, 2019.

In May 2020, the Company entered into a non-cancelable agreement to lease 6,244 square feet of laboratory space in Boston, Massachusetts. The lease term for the laboratory space will begin following the substantial completion of the construction work which is anticipated in late 2020 and ends in late 2025.

Total future minimum commitments under non-cancellable leases as of June 30, 2020 are as follows (dollar amounts in thousands):

Year Ending December 31,
2020 (remaining 6 months)	$258
2021	950
2022	973
2023	997
2024	1,022
Thereafter	786
$4,986

Rent expense recognized on a straight-line basis over the terms of the leases for the three months ended June 30, 2020 and 2019 was $117 thousand and $101 thousand, respectively. Rent expense recognized on a straight-line basis over the terms of the leases for the six months ended June 30, 2020 and 2019 was $255 thousand and $202 thousand, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2020 or December 31, 2019.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three or six months ended June 30, 2020 and 2019.

8. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

The authorized, issued, outstanding and preferences of the Company’s Series A Convertible Preferred Stock and Series A-2 Convertible Preferred Stock as of June 30, 2020 and December 31, 2019 were as follows (dollar amounts in thousands):

	June 30, 2020
Description	Preferred stock authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A Convertible Preferred Stock	48,850,000	48,850,000	$44,657	$48,850	6,536,856
Series A-2 Convertible Preferred Stock	47,132,862	47,132,862	66,908	67,400	6,307,084
	95,982,862	95,982,862	$111,565	$116,250	12,843,940

	December 31, 2019
Description	Preferred stock authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A Convertible Preferred Stock	48,850,000	48,850,000	$44,657	$48,850	6,536,856
Series A-2 Convertible Preferred Stock	47,132,862	23,566,431	33,270	33,700	3,153,537
	95,982,862	72,416,431	$77,927	$82,550	9,690,393

In November 2018, the Company entered into a Series A-2 Convertible Preferred Stock Purchase Agreement, which was amended in March 2019 (as so amended, the “Series A-2 Agreement”) under which it agreed to issue up to 47,132,862 shares of Series A-2 Convertible Preferred Stock. Under the Series A-2 Agreement, the Company initially issued 7,482,515 shares at a price of $1.43 per share for net proceeds of $10.4 million in November 2018 and 16,083,916 shares at a price of $1.43 per share for net proceeds of $22.9 million in March 2019. The Series A-2 Agreement provided for a second tranche closing, pursuant to which the investors were required to purchase, and the Company to sell, an additional 23,566,431 shares of Series A-2 Convertible Preferred Stock at $1.43 per share upon the achievement of the defined milestone, or earlier upon board of directors and requisite stockholder approval to waive such requirement. In June 2020, the board of directors and requisite stockholders approved such waiver and the Company issued 23,566,431 shares of Series A-2 Convertible Preferred Stock at a price of $1.43 per share for net proceeds of $33.6 million.

There have been no dividends declared by the Company’s board of directors as of June 30, 2020.

2017 Equity Incentive Plan

In January 2017, the Company’s board of directors and stockholders adopted the 2017 Equity Incentive Plan, which was amended and restated in July 2017, (as so amended and restated, the “2017 Plan”), which allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards.

For financial reporting purposes, the Company performed common stock valuations with the assistance of a third-party valuation specialist as of March 31, 2020, May 31, 2019, November 30, 2018, December 31, 2017 and April 30, 2017 to determine stock-based compensation expense for stock options.

As of June 30, 2020 and December 31, 2019, the maximum number of shares of common stock reserved for issuance under the 2017 Plan was 2,730,496. As of June 30, 2020 and December 31, 2019, 426,065 and 1,025,425 shares of common stock remain available for future issuance under the 2017 Plan, respectively.

The following table summarizes stock option activity under the 2017 Plan since December 31, 2018:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2018	822,557	$1.05	8.43	$678
Granted	1,009,125	2.02
Exercised	(69,615)	1.04
Forfeited	(126,640)	1.51
Outstanding at December 31, 2019	1,635,427	$1.64	8.81	$668
Granted	608,185	2.77
Exercised	(140,073)	1.11
Forfeited	(20,321)	1.95
Outstanding at June 30, 2020	2,083,218	$1.98	8.81	$1,641
Exercisable at December 31, 2019	521,327	$1.15	7.91	$452
Vested and expected to vest at December 31, 2019	1,635,427	$1.64	8.81	$668
Exercisable at June 30, 2020	544,379	$1.29	7.62	$806
Vested and expected to vest at June 30, 2020	2,083,218	$1.98	8.81	$1,641

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the six-month period ended June 30, 2019, the Company granted 681,950 options, at a weighted-average exercise price of $2.02. The weighted-average grant date fair values of options granted during each of the three and six months ended June 30, 2020 were $2.25 per share. The weighted-average grant date fair values of options granted during each of the three and six months ended June 30, 2019 were $1.50 per share. The aggregate intrinsic value of stock options exercised during each of the three and six months ended June 30, 2020 was $0.2 million. The aggregate intrinsic value of stock options exercised during each of the three and six months ended June 30, 2019 was $0.1 million.

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options using the Black-Scholes option-pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates. The underlying assumptions used to value stock options granted to employees using the Black-Scholes option-pricing were as follows:

	Three Months Ended June 30.		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate range	0.46%	1.84%	0.46%	1.84% to 2.51%
Dividend yield	0%	0%	0%	0%
Expected term of options (years)	6.78	6.78	6.78	6.78
Volatility rate range	99.85%	85.02%	99.85%	85.02%

The total compensation cost recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$62	$26	$127	$53
General and administrative	58	14	122	28
Total	$120	$40	$249	$81

The total unrecognized compensation cost related to outstanding employee awards as of June 30, 2020 was $2.5 million, and is expected to be recognized over a weighted-average period of 2.8 years.

9. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock, and convertible preferred stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential dilutive securities from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Series A Convertible Preferred Stock (as converted to common stock)	6,536,856	6,536,856	6,536,856	6,536,856
Series A-2 Convertible Preferred Stock (as converted to common stock)	6,307,084	3,153,537	6,307,084	3,153,537
Options to purchase common stock	2,083,218	1,415,837	2,083,218	1,415,837
	14,927,158	11,106,230	14,927,158	11,106,230

10. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. To date, the Company has not made any employer contributions to the plan.

11. Related Party Transactions

For each of the three-month periods ended June 30, 2020 and 2019, the Company made payments of $34 thousand to one of its directors for scientific consulting and other expenses. For each of the six-month periods ended June 30, 2020 and 2019, the Company made payments of $68 thousand to this director. In addition, in connection with his service as a consultant, the Company granted this director an option to purchase 66,907 shares at an exercise price per share of $2.02 in 2019. As of June 30, 2020, $11 thousand was due to this director, who resigned from the board of directors in May 2020.

See Note 6 for a description of the Company’s License and Sponsored Research Agreement with Yale.

12. Subsequent Events

(a) Acquisition of intellectual property

In July 2020, the Company entered into an intellectual property asset purchase agreement with Alexion pursuant to which Alexion sold and assigned to the Company Alexion’s right, title and interest in and to specified patent rights and other specified assets solely related to ENPP1. The Company issued 8,294,360 shares of its Series A-2 Convertible Preferred Stock to Alexion in consideration for the sale and assignment to the Company of such assets, with an estimated fair value of $17.8 million. The Company will expense the assets acquired from Alexion as of the acquisition date because the Company will use them in research and development activities and believes they have no alternative future uses.

(b) Increase in Authorized Series A-2 Convertible Preferred Stock

On July 17, 2020, the Company increased the number of authorized shares of Series A-2 Convertible Preferred Stock from 47,132,862 to 55,427,222.

(c) Increase in Authorized Common Stock

On July 17, 2020, the Company increased the number of authorized shares of common stock from 129,000,000 to 138,000,000.

(d) 2020 Stock Incentive Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (the “2020 Plan”), which became effective on July 23, 2020.  The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2020 Plan is 1,588,315 shares; plus the shares   of common stock remaining available for issuance under the 2017 Plan as of July 23, 2020. The number of shares reserved shall be annually increased on January 1, 2021 and each January 1 thereafter through January 1, 2030 by the lower of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors.

The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan.  No more than 1,588,315 shares of the Company’s common stock may be granted subject to incentive stock options under the 2020 Plan.

(e) 2020 Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors.

(f) Automatic Conversion Waiver and Reverse Stock Split

On July 17, 2020, the Company eliminated the per share and gross proceeds thresholds for a firm-commitment underwritten public offering that triggers the automatic conversion of all outstanding shares of preferred stock into common stock. In addition, on July 17, 2020, the Company effected a one-for-7.4730 reverse stock split of the Company’s common stock. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares.

(g) Initial Public Offering

On July 28, 2020, the Company completed an IPO pursuant to which it issued 7,000,000 shares of its common stock at a public ofering price of $16.00 per share, and on July 30, 2020, the Company sold an additional 1,050,000 shares pursuant to the exercise by the underwriters of their option to purchase additional shares.  The Company received net proceeds from its IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $116.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the IPO, all 104,277,222 shares of the then outstanding preferred stock automatically converted into 13,953,850 shares of common stock.

(h) Changes to Authorized Common Stock and Preferred Stock

On July 28, 2020, the Company amended and restated its certificate of incorporation to authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in the Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on July 24, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases of abnormal mineralization impacting the vasculature, soft tissue and skeleton. Through our in-depth understanding of the biological pathways involved in mineralization, we are pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in a critical mineralization pathway and that defects in these genes lead to abnormal mineralization. We are initially focused on developing a novel therapy to treat the rare genetic diseases of ENPP1 and ABCC6 deficiencies.

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct a defect in the mineralization pathway caused by ENPP1 and ABCC6 deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with neointimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels. We have generated robust preclinical proof of concept data demonstrating that in animal models INZ-701 prevented pathological calcification, led to improvements in overall health and survival and prevented neointimal proliferation. In addition, an earlier murine research version of INZ-701 achieved survival benefit in a mouse model. We plan to advance INZ-701 into two separate Phase 1/2 clinical trials, one in patients with ENPP1 deficiency in the United States and in Europe and another in patients with ABCC6 deficiency in Europe. The U. S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency.

On July 30, 2020, we submitted our investigational new drug application, or IND, for INZ-701 for the treatment of ENPP1 deficiency to the FDA. In August 2020, at the end of the 30-day FDA review period, we were notified that the IND was placed on clinical hold, pending the submission of the final study report for our ongoing three-month toxicology studies in mice and non-human primates, or NHPs, being performed in accordance with good laboratory practices, or GLP, regulations. Earlier this year, we completed the one-month mouse and NHP GLP toxicology studies, which were included in the IND for FDA review. In May of this year, we initiated the three-month mouse and NHP GLP toxicology studies. We recently completed the in-life portion of these three-month toxicology studies. We expect to complete these studies and have reports available in the fourth quarter of 2020. The FDA did not request any additional preclinical data to resolve the clinical hold other than the submission of the final study report for the three-month GLP toxicology studies in mice and NHPs. Subject to submission of the final study report for the three-month GLP toxicology studies as recommended by the FDA and successful resolution of the clinical hold, we expect to initiate our planned Phase 1/2 clinical trial of INZ-701 for the treatment of ENPP1 deficiency in early 2021 and report initial safety and biomarker data in 2021, as we had previously planned.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of abnormal mineralization, including those without a clear genetic basis.

We were formed as a limited liability company in September 2015 and converted into a Delaware corporation in January 2017. We have not yet commercialized any products or generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. All of our product candidates are still in preclinical development. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and, most recently, common stock in our initial public offering, or IPO. Through June 30, 2020, we had received net proceeds of $111.5 million from the sales of our convertible preferred stock. On July 28, 2020, we completed our IPO, pursuant to which we issued 7,000,000 shares of our common stock at a public offering price of $16.00 per share, and on July 30, 2020, we sold an additional 1,050,000 shares of our common stock pursuant to the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $116.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the IPO, all 104,277,222 shares of outstanding preferred stock automatically converted into 13,953,850 shares of common stock.

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $19.7 million and $7.0 million for the years ended December 31, 2019 and 2018, respectively, and $9.5 million and $4.2 million for the three months ended June 30, 2020 and 2019, respectively, and $17.2 million and $9.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $51.9 million.

We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

As a result, we will need to obtain substantial additional funding to support our continuing operations. Until such time, if ever, as we can generate significant revenues from product sales we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. We do not have any committed external source of funds. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or even continue our operations.

As of June 30, 2020, we had cash, cash equivalents and short-term investments of approximately $63.9 million.

We believe that the net proceeds from our IPO of $116.5 million, together with our existing cash, cash equivalents and short-term investments as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022.  We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

We anticipate that our expenses will increase substantially if and as we:

•	prepare for, initiate and conduct a planned Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency;
•	prepare for, initiate and conduct a planned Phase 1/2 clinical trial of INZ-701 for ABCC6 deficiency;
•	prepare for, initiate and conduct later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 deficiencies;
•	conduct research and preclinical testing of INZ-701 for additional indications;
•	conduct research and preclinical testing of other product candidates;
•	advance INZ-701 for additional indications or any other product candidate into clinical development;
•	seek marketing approval for INZ-701 or any other product candidate if it successfully completes clinical trials;
•

scale up our manufacturing processes and capabilities to support clinical trials of INZ-701 or any other product candidates we develop and for commercialization of any product candidate for which we may obtain marketing approval;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•	in-license or acquire additional technologies or product candidates;
•	make any payments to Yale University, or Yale, under our license agreement or sponsored research agreement with Yale;
•	maintain, expand, enforce and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, quality control and scientific personnel; and
•

add operational, financial and management information systems and personnel, including personnel to support our research, product development and planned future commercialization efforts and our operations as a public company.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the foreseeable future. If development efforts for our product candidates are successful and result in regulatory approval or we enter into collaboration or similar agreements with third parties, we may generate revenue from those product candidates.

Research and Development Expenses

Research and development expenses primarily consist of costs incurred in connection with the discovery and development of our lead product candidate, INZ-701.

We expense research and development costs as incurred. These expenses include:

•	fees and expenses incurred in connection with the in-license of technology and intellectual property rights;
•

expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical and clinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical studies and planned clinical trials;

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical trial materials, including manufacturing validation batches;
•	employee-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged in research and development functions;
•	the costs of laboratory supplies and acquiring, developing preclinical studies and clinical trial materials;
•	costs related to compliance with regulatory requirements; and
•	facilities costs, which include depreciation costs of equipment and allocated expenses for rent, utilities and other operating costs.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701 and filed an application with regulatory authorities in the United States in the third quarter of 2020 and plan to file with regulatory authorities in Europe in the second half of 2020 to allow us to initiate clinical development. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through June 30, 2020, we have incurred $42.6 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we initiate additional clinical trials of INZ-701, scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

The successful development of INZ-701 and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving marketing approval for any of our product candidates. The success of INZ-701 and any other product candidate we develop will depend on a variety of factors, including:

•

successfully completing preclinical studies and initiating clinical trials, including favorably resolving the clinical hold with respect to, and acceptance of our IND for INZ-701 by the FDA and similar applications by regulatory authorities in Europe to allow us to initiate clinical development of INZ-701;

•	successfully enrolling patients in and completing clinical trials;
•	scaling up manufacturing processes and capabilities to support clinical trials of INZ-701 and any other product candidates we develop;
•	applying for and receiving marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for INZ-701 and any other product candidates we develop;
•	making arrangements for commercial manufacturing capabilities;
•

establishing sales, marketing and distribution capabilities and launching commercial sales of INZ-701 and any other product candidates we develop, if and when approved, whether alone or in collaboration with others;

•	acceptance of INZ-701 and any other product candidates we develop, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	maintaining, enforcing, defending and protecting our rights in our intellectual property portfolio;
•	not infringing, misappropriating or otherwise violating others’ intellectual property or proprietary rights; and
•	maintaining a continued acceptable safety profile of our products following receipt of any marketing approvals.

A change in the outcome of any of these variables with respect to the development, manufacture or commercialization activities of any of our product candidates could mean a significant change in the costs, timing and viability associated with the development of that product candidate. For example, if we are required to conduct additional clinical trials or other testing beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax and audit services, and information technology infrastructure costs. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance and tax-related services related to maintaining compliance with requirements of Nasdaq and the Securities and Exchange Commission, or SEC; director and officer insurance costs; and investor and public relations costs. We anticipate the additional costs for these services will substantially increase our general and administrative expenses. Additionally, we may experience an increase in payroll and expense as a result of our preparation for potential commercial operations, especially as it relates to sales and marketing costs.

Interest Income

Interest income consists of income from bank deposits and short-term investments.

Other Income (Expense), net

Other income (expense), net primarily consists of foreign exchange gains or losses.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Operating expenses:
Research and development	$7,877	$3,489	$4,388
General and administrative	1,671	1,064	607
Total operating expenses	9,548	4,553	4,995
Loss from operations	(9,548)	(4,553)	4,995
Other income (expense):
Interest income	71	394	(323)
Other income (expense), net	4	(14)	18
Other income (expense), net	75	380	(305)
Net loss	$(9,473)	$(4,173)	$5,300

Research and Development Expense

Research and development expense increased by $4.4 million to $7.9 million for the three months ended June 30, 2020 from $3.5 million for the three months ended June 30, 2019. The increase in research and development expense was primarily attributable to the following:

•

an increase of $2.0 million due to increases for consulting and professional fees as we engaged various third parties to assist in areas such as quality and regulatory, for the planned filing of an IND for INZ-701;

•	an increase of $1.8 million as a result of pre-clinical studies and clinical preparation activities with our CRO;
•	an increase of $0.5 million due to increased salaries and other employee-related costs to support the growth of the business; and
•	a net increase of $0.1 million related to other activities such as manufacturing and research for additional indications.

We expect that our research and development costs will continue to increase for the foreseeable future as we prepare for clinical trials of INZ-701, further scale our manufacturing processes and advance development of INZ-701 for additional indications or of additional product candidates.

General and Administrative Expense

General and administrative expense increased by $0.6 million to $1.7 million for the three months ended June 30, 2020 from $1.1 million for the three months ended June 30, 2019. The increase in general and administrative expense was primarily attributable to an increase in our employee compensation, including stock-based compensation, and benefits related to an increase in the number of general administrative employees, an increase in legal fees related to patents and new contracts, and generally higher fees in areas such as audit, tax and information technology to support our growth. We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income

Interest income decreased by $0.3 million to $0.1 million for the three months ended June 30, 2020 from $0.4 million for the three months ended June 30, 2019. The decrease was primarily attributable to lower average cash and investment balances during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Other Income (Expense), net

Other income (expense), net, consisting primarily of foreign exchange gains and losses, was not material for the three months ended June 30, 2020 and June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Operating expenses:
Research and development	$14,283	$7,623	$6,660
General and administrative	3,171	2,094	1,077
Total operating expenses	17,454	9,717	7,737
Loss from operations	(17,454)	(9,717)	7,737
Other income (expense):
Interest income	242	604	(362)
Other income (expense), net	1	(31)	32
Other income (expense), net	243	573	(330)
Net loss	$(17,211)	$(9,144)	$8,067

Research and Development Expense

Research and development expense increased by $6.7 million to $14.3 million for the six months ended June 30, 2020 from $7.6 million for the six months ended June 30, 2019. The increase in research and development expense was primarily attributable to the following:

•

an increase of $2.4 million due to increases for consulting and professional fees as we engaged various third parties to assist in areas such as quality and regulatory, for the planned filing of an IND for INZ-701;

•	an increase of $2.1 million as a result of pre-clinical studies and clinical preparation activities with our CRO and other experts;
•

an increase of $1.0 million in our manufacturing costs as a result of the manufacture of pre-engineering, engineering, and clinical trial batches of product for INZ-701 as we scaled our manufacturing process and manufactured material for our clinical trials;

•	an increase of $0.6 million due to increased salaries and other employee-related costs to support the growth of the business; and
•	a net increase of $0.6 million related to other activities such as research for additional indications.

We expect that our research and development costs will continue to increase for the foreseeable future as we prepare for clinical trials of INZ-701, further scale our manufacturing processes and advance development of INZ-701 for additional indications or of additional product candidates.

General and Administrative Expense

General and administrative expense increased by $1.1 million to $3.2 million for the six months ended June 30, 2020 from $2.1 million for the six months ended June 30, 2019. The increase in general and administrative expense was primarily attributable to an increase in our employee compensation, including stock-based compensation, and benefits related to an increase in the number of general administrative employees, an increase in legal fees related to patents and new contracts, and generally higher fees in areas such as audit, tax and information technology to support our growth. We expect that our general and administrative expense will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income

Interest income decreased by $0.4 million to $0.2 million for the six months ended June 30, 2020 from $0.6 million for the six months ended June 30, 2019. The decrease was primarily attributable to lower average cash and investment balances during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Other Income (Expense), net

Other income (expense), net, consisting primarily of foreign exchange gains and losses, was not material for the six months ended June 30, 2020 and June 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, and, most recently, common stock in our IPO. Through June 30, 2020, we had received net cash proceeds of $111.5 million from sales of our convertible preferred stock. As of June 30, 2020, we had cash, cash equivalents and short-term investments of approximately $63.9 million.

In July 2020, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $116.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term investments at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$50,863	$31,605
Short-term investments	13,004	15,527
Total cash, cash equivalents and short-term investments	$63,867	$47,132

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(14,898)	$(10,173)
Net cash provided by (used in) investing activities	2,444	(3,589)
Net cash provided by financing activities	31,937	22,932
Net increase in cash, cash equivalents and restricted cash	$19,483	$9,170

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $14.9 million for the six months ended June 30, 2020 compared to $10.2 million for the six months ended June 30, 2019. The increase in cash used in operating activities of $4.7 million was primarily attributable to the increase in our net loss of $7.9 million, primarily due to increased research and development expenses, offset by an increase in accounts payable and accruals of $3.3 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $2.4 million for the six months ended June 30, 2020 compared to net cash used in investing activities of $3.6 million for the six months ended June 30, 2019. The increase in cash flows from investing activities of $6.0 million was primarily attributable to a net increase in maturities of short-term investments as we transferred some maturities of short-term investments to cash.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $31.9 million for the six months ended June 30, 2020 compared to $22.9 million for the six months ended June 30, 2019. The increase in cash provided by financing activities of $9.0 million primarily reflects changes in the amount of proceeds from issuances of convertible preferred stock in 2020 compared to 2019. In June 2020, we received net proceeds of $33.6 million from the sale and issuance of 23,566,431 shares of Series A-2 Convertible Preferred Stock as compared to net proceeds of $22.9 million from the sale and issuance of Series A-2 Convertible Preferred Stock during the prior year period.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we prepare for, initiate and conduct our planned Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 deficiencies, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidate we develop. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, as a result of our IPO, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Our future capital requirements will depend on many factors, including:

•	if, when and how we are able to favorably resolve the clinical hold with regard to our planned Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency;
•	the progress, costs and results of our planned Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 deficiencies and any future clinical development of INZ-701 for these indications;
•	the scope, progress, costs and results of research, preclinical testing and clinical trials of INZ-701 for additional indications;
•	the number of and development requirements for additional indications for INZ-701 or for any other product candidates we develop;
•	our ability to scale up our manufacturing processes and capabilities to support clinical trials of INZ-701 and any other product candidates we develop;
•	the costs, timing and outcome of regulatory review of INZ-701 and any other product candidates we develop;

•	potential changes in the regulatory environment and enforcement rules;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment of license fees and other costs of our technology license arrangements;
•

the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for INZ-701 and any other product candidates we develop for which we may receive marketing approval;

•	the amount and timing of revenue, if any, received from commercial sales of INZ-701 and any other product candidates we develop for which we receive marketing approval;
•	potential changes in pharmaceutical pricing and reimbursement infrastructure;
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire additional technologies or product candidates.

As of June 30, 2020, we had cash, cash equivalents and short-term investments of approximately $63.9 million. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2020, together with the net proceeds of $116.5 million from our IPO, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. For example, market volatility resulting from the COVID-19 pandemic or any other future infectious diseases, epidemics or pandemics could also adversely impact our ability to access capital as and when needed.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Contractual Obligations

During the three and six months ended June 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended June 30, 2020, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and will do so until such time that we either (1) irrevocably elect to “opt out” of such extended transition period or (2) no longer qualify as an emerging growth company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, our cash equivalents consisted of primarily of short-term money market funds. As of June 30, 2020, our short-term investments consisted of commercial paper, corporate debt securities and government agency securities with maturities of less than one year. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or six months ended June 30, 2020 and 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Senior Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See page i of this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $17.2 million for the six months ended June 30, 2020 and $19.7 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $51.9 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of convertible preferred stock and common stock in our initial public offering, or IPO, which closed on July 28, 2020. We have devoted substantially all of our financial resources and efforts to pursuing research and development of our product candidates. We are still in the early stages of development of our lead product candidate, INZ-701, and filed an application with regulatory authorities in the United States in the third quarter of 2020 and plan to file with regulatory authorities in Europe in the second half of 2020 to allow us to initiate clinical development.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	prepare for, initiate and conduct a planned Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency;
•	prepare for, initiate and conduct a planned Phase 1/2 clinical trial of INZ-701 for ABCC6 deficiency;
•	prepare for, initiate and conduct later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 deficiencies;
•	conduct research and preclinical testing of INZ-701 for additional indications;
•	conduct research and preclinical testing of other product candidates;
•	advance INZ-701 for additional indications or any other product candidate into clinical development;
•	seek marketing approval for INZ-701 or any other product candidate if it successfully completes clinical trials;
•

scale up our manufacturing processes and capabilities to support clinical trials of INZ-701 or any other product candidates we develop and for commercialization of any product candidate for which we may obtain marketing approval;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•	in-license or acquire additional technologies or product candidates;
•	make any payments to Yale University, or Yale, under our license agreement or sponsored research agreement with Yale;

•	maintain, expand, enforce and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, quality control and scientific personnel; and
•

add operational, financial and management information systems and personnel, including personnel to support our research, product development and planned future commercialization efforts and our operations as a public company.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if, among other things:

•	we are required by regulatory authorities in the United States, Europe or other jurisdictions to perform trials or studies in addition to, or different than, those that we currently expect;
•	there are any delays in establishing appropriate manufacturing arrangements for or completing the development of any of our product candidates; or
•	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

Even if we obtain marketing approval for and are successful in commercializing one or more of our product candidates, we expect to incur substantial additional research and development and other expenditures to develop and market additional product candidates or to expand the approved indications of any marketed product. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We have not initiated clinical development of any product candidate and expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generates significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical development of INZ-701 for ENPP1 and ABCC6 deficiencies, completing research, preclinical testing and clinical development of INZ-701 for additional indications or of other product candidates, scaling up our manufacturing processes and capabilities to support clinical trials of INZ-701 or of other product candidates we develop, obtaining marketing approval for INZ-701 or any other product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We are currently only in the preclinical testing stage for INZ-701. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We are heavily dependent on the success of our lead product candidate, INZ-701, which will require significant clinical testing before we can seek marketing approval and potentially launch commercial sales. If INZ-701 does not receive marketing approval or is not successfully commercialized, or if there is significant delay in doing so, our business will be harmed.

We currently have not yet advanced any product candidates into clinical development, have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to INZ-701. Our business currently depends heavily on the successful development, marketing approval and commercialization of INZ-701. We cannot be certain that INZ-701 will achieve success in future clinical trials, receive marketing approval or be successfully commercialized.

If we were required to discontinue development of INZ-701, or if INZ-701 does not receive marketing approval for one or more of the indications we pursue, fails to achieve significant market acceptance, or fails to receive adequate reimbursement, we would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we prepare for, initiate and conduct our planned Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 deficiencies, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidates we develop. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Our future capital requirements will depend on many factors, including:

•	if, when and how we are able to favorably resolve the clinical hold with regard to our planned Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency;
•	the progress, costs and results of our planned Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 deficiencies and any future clinical development of INZ-701 for these indications;
•	the scope, progress, costs and results of research, preclinical testing and clinical trials of INZ-701 for additional indications;
•	the number of and development requirements for additional indications for INZ-701 or for any other product candidates we develop;
•	our ability to scale up our manufacturing processes and capabilities to support clinical trials of INZ-701 and any other product candidates we develop;
•	the costs, timing and outcome of regulatory review of INZ-701 and any other product candidates we develop;
•	potential changes in the regulatory environment and enforcement rules;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment of license fees and other costs of our technology license arrangements;
•

the costs and timing of future commercialization activities, including product manufacturing, sales, marketing and distribution, for INZ-701 and any other product candidates we develop for which we may receive marketing approval;

•	the amount and timing of revenue, if any, received from commercial sales of INZ-701 and any other product candidates we develop for which we receive marketing approval;
•	potential changes in pharmaceutical pricing and reimbursement infrastructure;
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending any intellectual property-related claims; and

•	the extent to which we in-license or acquire additional technologies or product candidates.

Our independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2019 included a going concern uncertainty paragraph.

As of June 30, 2020, we had cash, cash equivalents and short-term investments of approximately $63.9 million. On July 28, 2020, we completed our IPO, pursuant to which we issued 7,000,000 shares of our common stock at a public offering price of $16.00 per share, and on July 30, 2020, we sold an additional 1,050,000 shares of our common stock at a price of $16.00 per share pursuant to the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of $116.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. We believe that the net proceeds from our IPO, together with our existing cash, cash equivalents and short-term investments as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. For example, market volatility resulting from the COVID-19 pandemic or any other future infectious diseases, epidemics or pandemics could also adversely impact our ability to access capital as and when needed. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2017 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. All of our product candidates are still in preclinical development. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have not yet demonstrated our ability to successfully initiate or complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products.

In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

As we continue to build our business, we expect our financial condition and operating results to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and the third-party manufacturers and clinical research organizations that we engage may face disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacturing of our product candidates, laboratory supplies for our preclinical studies and planned clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak.

As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, including:

•	disruptions related to our planned clinical trials or future clinical trials arising from delays in completing preclinical studies required to begin clinical development;
•	manufacturing disruptions;
•	the inability to obtain necessary site approvals or other delays at clinical trial sites;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by foreign, federal or state governments, employers and others;

•	interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•	interruption or delays in the operations of the U.S. Food and Drug Administration, or FDA, or other regulatory authorities, which may impact review and approval timelines;
•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•

difficulties recruiting or retaining patients for our planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak; and

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events and refusal of the FDA to accept data from clinical trials in these affected geographies.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to pursue marketing approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and potential approvals due to measures intended to limit in-person interactions.

Furthermore, third parties, including manufacturers, medical institutions, clinical investigators, contract research organizations and consultants with whom we conduct business, are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties continue to experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

The COVID-19 pandemic continues to evolve and has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will further significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to materially and adversely affect our business, financial condition, results of operations and prospects. To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Changes in tax laws or in their implementation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted legislation commonly referred to as the Tax Cuts and Jobs Act, or the TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses, or NOLs, arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2019, we had federal and state NOL carryforwards of $34.6 million and $21.6 million, respectively, and federal and state research and development tax credit carryforwards totaling $0.4 million.

In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if and to the extent we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

Risks Related to Research and Development of our Product Candidates

We are early in our development efforts. Our lead product candidate, INZ-701, is in preclinical development. If we are unable to commercialize INZ-701 or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts, and all of our product candidates are still in preclinical development. We filed an application with regulatory authorities in the United States in the third quarter of 2020 and plan to file applications with regulatory authorities in Europe in the second half of 2020 to allow us to initiate clinical development of INZ-701. However, in August 2020, the FDA notified us that the Investigational New Drug Application, or IND, for INZ-701 for the treatment of ENPP1 deficiency that we filed in July 2020 was placed on clinical hold pending the submission of the final data of our ongoing three-month good laboratory practices, or GLP, toxicology studies in mice and non-human primates, or NHPs.  While we expect to complete these studies in the fourth quarter of 2020 and the FDA has not requested any additional preclinical data to resolve the clinical hold, the FDA could nonetheless not lift the clinical hold, whether as a result of a delay in completing the toxicology studies, unexpected results from these studies or for any other reason, and we might not otherwise be able to initiate clinical development of INZ-701 as planned, or at all.

Our ability to generate revenues from product sales, which we do not expect will occur for a number of years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of INZ-701 or other product candidates we develop, which may never occur. The success of INZ-701 and any other product candidate we develop will depend on several factors, including the following:

•

successfully completing preclinical studies and initiating clinical trials, including favorably resolving the clinical hold with respect to, and acceptance of our IND, for INZ-701 by the FDA and similar applications by regulatory authorities in Europe to allow us to initiate clinical development of INZ-701;

•	successfully enrolling patients in and completing clinical trials;
•	scaling up manufacturing processes and capabilities to support clinical trials of INZ-701 and any other product candidates we develop;
•	applying for and receiving marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for INZ-701 and any other product candidates we develop;
•	making arrangements for commercial manufacturing capabilities;
•

establishing sales, marketing and distribution capabilities and launching commercial sales of INZ-701 and any other product candidates we develop, if and when approved, whether alone or in collaboration with others;

•	acceptance of INZ-701 and any other product candidates we develop, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	maintaining, enforcing, defending and protecting our rights in our intellectual property portfolio;
•	not infringing, misappropriating or otherwise violating others’ intellectual property or proprietary rights; and
•	maintaining a continued acceptable safety profile of our products following receipt of any marketing approvals.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize INZ-701 or any other product candidate we develop, which would materially harm our business. As a company, we do not have any experience in clinical development and have not advanced INZ-701 or any other product candidates into clinical development. Any predictions about the future success or viability of INZ-701 or any product candidates we develop may not be as accurate as they could be if we had a history of conducting clinical trials.

Drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of INZ-701 or any other product candidate. If our clinical trials do not meet safety or efficacy endpoints, or if we experience significant delays in trials, our ability to commercialize INZ-701 or any other product candidates we develop and our financial position will be impaired.

Our lead product candidate, INZ-701, is in preclinical development and its risk of failure is high. It is impossible to predict when or if INZ-701 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of INZ-701 or any other product candidate we develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have not yet begun a clinical trial of INZ-701 or any other product candidate. Clinical trials may fail to demonstrate that INZ-701 or any other product candidates we develop is safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

In order to obtain regulatory approval to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our applications to regulatory authorities in the United States and Europe to allow us to initiate clinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates or whether regulatory authorities will accept our proposed clinical programs. As a result, we may not be able to submit applications to initiate clinical development of INZ-701 or any other product candidate we develop on the timelines we expect, if at all, and the submission of these applications may not result in regulatory authorities allowing clinical trials to begin. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, or at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. As a result, we cannot assure stockholders that any clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates or cause regulatory authorities to require additional testing before approving any of our product candidates.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates that we develop, including:

•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or at all;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	regulators may determine that the planned design of our clinical trials is flawed or inadequate;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

we may be unable to establish clinical endpoints that applicable regulatory authorities consider clinically meaningful, or, if we seek accelerated approval, biomarker efficacy endpoints that applicable regulatory authorities consider likely to predict clinical benefit;

•

preclinical testing may produce results based on which we may decide, or regulators may require us, to conduct additional preclinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt ongoing clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

we may decide, or regulators or IRBs may require us, to suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•

regulators or IRBs may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain marketing approval;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our clinical investigators, regulators or IRBs to suspend or terminate the trials;
•	regulators may withdraw their approval of a product or impose restrictions on its distribution; and
•	business interruptions resulting from the COVID-19 pandemic.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, if there are safety concerns or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we may:

•	incur unplanned costs;
•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain marketing approval in some countries and not in others;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine to change the design or protocol of one or more of our clinical trials, including to add additional patients or arms, which could result in increased costs and expenses or delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Because we are developing INZ-701 for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

There are currently no therapies approved to treat ENPP1 or ABCC6 deficiencies, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of clinical trials of product candidates for the treatment of these diseases may take longer, be more costly or be less effective as a result of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as change in plasma PPi, which we plan to evaluate in our Phase 1/2 clinical trials of INZ-701, and regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results. Any such regulatory authority may require evaluation of additional or different clinical endpoints in our clinical trials or ultimately determine that these clinical endpoints do not support marketing approval. In addition, if we are required to use additional or different clinical endpoints by regulatory authorities, INZ-701 may not achieve or meet such clinical endpoints in our clinical trials.

Even if a regulatory authority finds our clinical trial success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we may conduct for our product candidates. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of other efficacy endpoints in the trial. Regulatory authorities also could give overriding weight to other efficacy endpoints over a primary endpoint even if we achieve statistically significant results on that primary endpoint, if we do not do so on our secondary efficacy endpoints. Regulatory authorities also weigh the benefits of a product against its risks and may view the efficacy results in the context of safety as not being supportive of approval.

If we experience delays or difficulties in the enrollment of patients in our clinical trials for INZ-701 or any other product candidate we develop, our receipt of necessary marketing approvals could be delayed or prevented.

Identifying and qualifying patients to participate in clinical trials for INZ-701 and any other product candidate we develop is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. ENPP1 deficiency is estimated to occur in approximately one in 200,000 births, and we believe there are between 11,000 and 12,000 patients worldwide with ENPP1 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 deficiency. ABCC6 deficiency is estimated to afflict approximately one per 50,000 individuals, and we believe there are more than 67,000 patients worldwide with ABCC6 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 deficiency. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:

•	the prevalence and severity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidate under trial;
•	the requirements of the trial protocols;

•	the availability of existing treatments for the indications for which we are conducting clinical trials;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the ability to identify specific patient populations based on specific genetic mutations or other factors;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	our ability to obtain and maintain patient consents;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the conduct of clinical trials by competitors for product candidates that treat the same indications or address the same patient populations as our product candidates;
•	the cost to, or lack of adequate compensation for, prospective patients; and
•	the impact of the ongoing COVID-19 pandemic.

Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of INZ-701 or any other product candidate we may develop, we may need to abandon or limit our further clinical development of those product candidates.

We have not yet evaluated INZ-701 or any other product candidate in clinical trials. If INZ-701 or any other product candidate we develop is associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon development of such product candidate or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or unexpected characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound.

Additionally, if results of our clinical trials reveal undesirable side effects, we, regulatory authorities or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials, regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications or we could be forced to materially modify the design of our clinical trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

If we elect or are forced to suspend or terminate any clinical trial of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate revenues from sales of such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business.

Interim top-line and preliminary results from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data.

Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.

We have not yet evaluated any product candidates in clinical trials. Clinical trials will be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

•	withdrawal or limitation by regulatory authorities of approvals of such product;
•	seizure of the product by regulatory authorities;
•	recall of the product;
•	restrictions on the marketing of the product or the manufacturing process for any component thereof;
•	requirement by regulatory authorities of additional warnings on the label;
•	requirement that we implement a risk evaluation and mitigation strategy or create a medication guide outlining the risks of such side effects for distribution to patients;
•	commitment to expensive post-marketing studies as a prerequisite of approval by regulatory authorities of such product;
•	the product may become less competitive;
•	initiation of regulatory investigations and government enforcement actions;
•	initiation of legal action against us to hold us liable for harm caused to patients; and
•	harm to our reputation and resulting harm to physician or patient acceptance of our products.

Any of these events could prevent us from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm our business, financial condition, and results of operations.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to allocate resources or capitalize on strategies in a successful manner will have an adverse impact on our business.

We currently plan to conduct some clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We plan to conduct clinical trials of INZ-701 outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the United States, such as:

•	regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct our clinical trials;
•	foreign exchange rate fluctuations;
•	manufacturing, customs, shipment and storage requirements;
•	cultural differences in medical practice and clinical research; and
•	the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought.

Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the European Medicines Authority, or EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health, or NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidates we may develop, but that remains uncertain at this point.

Adverse public perception of genetic medicine, and gene therapy in particular, may negatively impact regulatory approval of, or demand for, our potential products.

The clinical and commercial success of our potential products will depend in part on public acceptance of the use of gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, unethical, or immoral, and, consequently, our products may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

Risks Related to the Commercialization of our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for any of our product candidates, if approved, may be smaller than we estimate.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenues from product sales and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages of our product candidates compared to the advantages and relative risks of alternative treatments;
•	the effectiveness of sales and marketing efforts;
•	our ability to offer our products, if approved, for sale at competitive prices;
•	the clinical indications for which the product is approved;
•	the cost of treatment in relation to alternative treatments;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•

the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out of pocket for required co-payments or in the absence of third-party coverage or adequate reimbursement;

•	product labeling or product insert requirements of the FDA, the EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the prevalence and severity of any side effects;
•	support from patient advocacy groups; and
•	any restrictions on the use of our products, if approved, together with other medications.

Our assessment of the potential market opportunity for our product candidates is based on industry and market data that we obtained from industry publications, research, surveys and studies conducted by third parties and our analysis of these data, research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of our assumptions or estimates, or these publications, research, surveys or studies prove to be inaccurate, then the actual market for any of our product candidates may be smaller than we expect, and as a result our revenues from product sales may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience as a company in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales, marketing and distribution organization, either ourselves or through collaborations or other arrangements with third parties.

We believe that we will be able to commercialize INZ-701, if approved, for ENPP1 or ABCC6 deficiency with a small, targeted, internal sales and commercial organization in the United States and other major markets. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In general, the cost of establishing and maintaining a sales and marketing organization may exceed the cost-effectiveness of doing so.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
•

our inability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding rare diseases and our future products;

•	our inability to effectively manage a geographically dispersed sales and marketing team;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities and we enter into arrangements with third parties to perform these services, our revenues from product sales and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do, thus rendering our products non-competitive, obsolete or reducing the size of our market.

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face and will continue to face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are aware of a number of companies generally pursuing the development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets. For example, SNF472, a calcification inhibitor, is currently in Phase 3 clinical development for calciphylaxis by Sanifit, and Inositec has product candidates in preclinical development for calcification inhibitors.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Because of our primary focus on rare disease, if our product candidates achieve marketing approval, we expect to seek premium pricing.

Technology in the pharmaceutical and biotechnology industries has undergone rapid and significant change, and we expect that it will continue to do so. Any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We may pursue the in-license or acquisition of rights to complementary technologies and product candidates on an opportunistic basis. However, we may be unable to in-license or acquire any additional technologies or product candidates from third parties. The acquisition and licensing of technologies and product candidates is a competitive area, and a number of more established companies also have similar strategies to in-license or acquire technologies and product candidates that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license or acquire the relevant technology or product candidate on terms that would allow us to make an appropriate return on our investment.

If the market opportunities for our product candidates are smaller than we currently believe, our revenue may be adversely affected, and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

We focus our research and product development on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of the number of people who have these diseases are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific and medical literature, industry publications, third-party research, surveys and studies, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. For example, the estimated incidence of ENPP1 deficiency is approximately one in 200,000 births worldwide. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 deficiency. ABCC6 deficiency is estimated to afflict approximately one per 50,000 individuals, and we believe there are more than 67,000 patients worldwide with ABCC6 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 deficiency. In addition, while we are pursuing marketing approval for ENPP1 deficiency and ABCC6 deficiency indications, the FDA may only grant approval for more narrow, specific disease indications that would result in a smaller market than we initially sought.

Because there are currently no products approved for the treatment of our target indications, such as ENPP1 and ABCC6 deficiencies, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. In addition, while we are pursuing additional non-genetic indications for INZ-701 such as for calciphylaxis and neointimal proliferation, we may not receive approval for such indications or such indications may not expand the target population for INZ-701 in an amount sufficient to achieve profitability. Furthermore, if we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. The availability of coverage and adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford medical services and pharmaceutical products, including our product candidates. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

There can be no assurance that our product candidates, even if they are approved for sale in the United States, in the European Union or in other countries, will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably.

Our future growth depends, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties that, if they materialize, could harm our business.

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and the European Union. We are not permitted to market or promote INZ-701 or any other product candidates we develop before we receive approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate marketing approvals in other countries we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates. If we commercialize our product candidates in these foreign markets, we will be subject to additional risks and uncertainties, including:

•	economic weakness, including inflation, or political instability in particular economies and markets;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	tariffs and trade barriers, as well as other governmental controls and trade restrictions;
•	other trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or foreign governments;
•	longer accounts receivable collection times;

•	longer lead times for shipping;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is common;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•	foreign currency exchange rate fluctuations and currency controls;
•	differing foreign reimbursement landscapes;
•	uncertain and potentially inadequate reimbursement of our products; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

If risks related to any of these uncertainties materializes, it could have a material adverse effect on our business.

Clinical trial and product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the planned and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	termination of clinical trials;
•	withdrawal of marketing approval, recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;
•	withdrawal of clinical trial participants;
•	significant costs to defend any related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	injury to our reputation and significant negative media attention;
•	reduced resources of our management to pursue our business strategy;
•	distraction of management’s attention from our primary business; and
•	the inability to commercialize any products that we may develop.

We currently hold $10 million in product liability insurance coverage in the aggregate, with a per incident limit of $10 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Risks Related to our Dependence on Third Parties

We plan to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business. If we are not able to maintain these third party relationships or if these arrangements are terminated, we may have to alter our development and commercialization plans and our business could be adversely affected.

We plan to rely on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our planned Phase 1/2 clinical trials of INZ-701 and any other clinical trials we conduct. We do not plan to independently conduct clinical trials of INZ-701 or any other product candidate that we may develop. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our contract research organizations or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize our product candidates. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned, and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit to the FDA. Any such delay or rejection could prevent us from commercializing our product candidates.

If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional contract research organizations, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization commences work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. The COVID-19 pandemic and government measures taken in response have also had a significant impact on many contract research organizations. Although we plan to carefully manage our relationships with our contract research organizations, investigators and other third parties, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, financial condition and prospects.

Manufacturing biologic products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for INZ-701 and any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. We also rely on these third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the potential failure to manufacture our product candidate or product according to our specifications;
•	the potential failure to manufacture our product candidate or product according to our schedule or at all;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We have only limited supply agreements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for INZ-701 on a purchase order basis. We do not have long term committed arrangements with respect to any of our product candidates or other materials. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support future clinical trials. In addition, if we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party.

We or our third-party manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredients necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or active pharmaceutical ingredients, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients by our competitors or others. The failure of us or our third-party manufacturers to obtain the raw materials or active pharmaceutical ingredients necessary to manufacture sufficient quantities of our product candidates, may have a material adverse effect on our business.

Our third-party manufacturers are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our product candidates, and thereafter subject to ongoing inspection from time to time. Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Manufacturing biologic products, such as INZ-701, is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. The manufacture of biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the product process. We have not yet scaled up the manufacturing process for any of our product candidates for potential commercialization. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could harm our results of operations and cause potential reputational damage. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer. In addition, the COVID-19 pandemic may impact our ability to procure sufficient supplies for the development of our product candidates. The extent of this impact will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We may enter into collaborations with third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

While we hold development and commercialization rights to our pipeline and programs, including INZ-701, on a worldwide basis, we could in the future enter into development, distribution, marketing or funding arrangements with third parties with respect to our existing or future product candidates. Our likely collaborators for any sales, marketing, co-promotion, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

•	collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
•	collaborators may not perform their obligations as expected;
•

collaborators may not pursue development of our product candidates or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition or business combination, that divert resources or create competing priorities;

•

collaborators may not pursue commercialization of any product candidates that achieve marketing approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition or business combination, that may divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

we may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates on a discretionary basis;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates; a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

•

a collaborator may seek to renegotiate or terminate their relationship with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;

•

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve marketing approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

disagreements with collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly obtain, maintain, enforce, defend or protect our intellectual property or proprietary rights or may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•	collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability; and
•

collaborations may be terminated for the convenience of the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

If we are not able to establish or maintain collaborations, we may have to alter our development and commercialization plans and our business could be adversely affected.

We may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of one or more of our product candidates. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

We have agreements with Yale to supplement our internal research and development program. If Yale decides to discontinue or devote less resources to such research, our research efforts could be diminished.

Our set of arrangements with Yale provide us with access to certain of Yale’s intellectual property and to Professor Demetrios Braddock’s laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive. Upon the scheduled expiration of the Yale sponsored research agreement in December 2021, we may not be able to renew the research agreement or any renewal could be on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the sponsored research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale research agreement or decides to devote fewer resources to such activities, our research efforts would be diminished, while our royalty obligations to Yale would continue unmodified.

Our license agreement with Yale also provides that so long as Professor Braddock remains meaningfully involved in our company by serving as a member of our scientific advisory board or has a similar advisory arrangement or has an active consulting arrangement with us, and so long as he is an employee or faculty member (including emeritus faculty member) at Yale, any future invention by Professor Braddock’s laboratory in the license agreement’s field is included in the licensed intellectual property. If Professor Braddock were to leave Yale or no longer be meaningfully involved with us, we would no longer have access to future inventions in the license agreement’s field from Yale.

Additionally, the license granted under the license agreement terminates after a specified period following a qualifying change of control, unless we elect or our successor or assignee elects to continue the agreement. If the license is terminated after such a change of control, royalty payments would continue to be paid on certain licensed products.

Any acquisitions or in-license transactions that we complete could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

We may enter into transactions to in-license or acquire other businesses, intellectual property, technologies, product candidates or products. If we determine to pursue a particular transaction, we may not be able to complete the transaction on favorable terms, or at all. Any in-licenses or acquisitions we complete may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an in-license or acquisition or issue our common stock or other equity securities to the stockholders of the target company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. In-license and acquisition transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. For example, we completed an acquisition of specified patent rights and other specified assets related to ENPP1 from Alexion Pharmaceuticals, Inc. in July 2020. We cannot predict the number, timing or size of additional future in-licenses or acquisitions or the effect that any such transactions might have on our operating results.

Risks Related to our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

Our success depends in large part on our ability to obtain, maintain and enforce protection of the intellectual property we may own solely and jointly with others or may license from others, particularly patents, in the United States and other countries with respect to any proprietary technology and product candidates we develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our technologies and product candidates that are important to our business and by in-licensing intellectual property related to such technologies and product candidates. If we are unable to obtain, maintain or enforce patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations and prospects could be materially harmed.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce and defend the patents, covering technology that we license from third parties. Therefore, these in-licensed patents and applications may not be prepared, filed, prosecuted, maintained, defended and enforced in a manner consistent with the best interests of our business.

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Moreover, our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our technology and product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value or narrow the scope of our patent rights.

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Our owned or licensed patent estate includes patent applications, many of which are at an early stage of prosecution. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if our owned or in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our management and employees, even if the eventual outcome is favorable to us. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Furthermore, our competitors may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar or identical to any of our technology and product candidates.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are unable to obtain licenses from third parties on commercially reasonable terms or fail to comply with our obligations under such agreements, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales or an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

If we are unable to obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and product candidates, which could harm our business, financial condition, results of operations and prospects significantly.

Additionally, if we fail to comply with our obligations under any license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology or impede, or delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

Our product candidates may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full biologics license application, or BLA, for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any product candidate of ours that may be approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.

In the United States, the term of a patent that covers an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, as compensation for the loss of a patent term during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years, but patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the maintenance, enforcement or defense of our owned or in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

The federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights”. March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We collaborate with a number of universities with respect to certain of our research and development. While it is our policy to avoid engaging our university collaborators in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or in-license technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

Although we or our licensors are not currently involved in any litigation, we may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our or our licensor’s issued patents or other intellectual property. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s product. To counter infringement or misappropriation, we or our licensors may need to file infringement, misappropriation or other intellectual property related claims, which can be expensive and time-consuming and can distract our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property.

In addition, in a patent infringement proceeding, such parties could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Similarly, if we or our licensors assert trademark infringement claims, a court may determine that the marks we or our licensors have asserted are invalid or unenforceable, or that the party against whom we or our licensors have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks, which could materially harm our business and negatively affect our position in the marketplace.

An adverse result in any such proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly, could put any of our owned or in-licensed patent applications at risk of not yielding an issued patent, and could limit our or our licensor’s ability to assert those patents against those parties or other competitors and curtail or preclude our ability to exclude third parties from developing and commercializing similar or competitive products. A court may also refuse to stop the third party from using the technology at issue in a proceeding on the grounds that our owned or in-licensed patents do not cover such technology. Even if we establish infringement, a court may not order the third party to stop using the technology at issue and instead award only monetary damages to us, which may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Any of the foregoing could allow such third parties to develop and commercialize competing technologies and products and have a material adverse impact on our business, financial condition, results of operations and prospects.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions, such as opposition proceedings before the European Patent Office. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the pharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our technologies or product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

The legal threshold for initiating litigation or contested proceedings is low, so even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of merit. Even if we diligently search third-party patents for potential infringement by our products or product candidates, we may not successfully find patents our products or product candidates may infringe. We may not be aware of all such intellectual property rights potentially relating to our technology and product candidates and their uses, or we may incorrectly conclude that third party intellectual property is invalid or that our activities and product candidates do not infringe such intellectual property. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third party’s intellectual property.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations or methods, such as methods of manufacture or methods for treatment, related to the discovery, use or manufacture of the product candidates that we may identify or related to our technologies. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that the product candidates that we may identify may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, as noted above, there may be existing patents that we are not aware of or that we have incorrectly concluded are invalid or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover, for example, the manufacturing process of the product candidates that we may identify, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize the product candidates that we may identify. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may choose to take a license or, if we are found to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could also be required to obtain a license from such third party to continue developing, manufacturing and marketing our technology and product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right and could be forced to indemnify our customers or collaborators. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign our product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

While we seek to protect the trademarks and trade names we use in the United States and in other countries, we may be unsuccessful in obtaining registrations or otherwise protecting these trademarks and trade names, which we need to build name recognition in our markets of interest and among potential partners or customers. We rely on both registration and common law protection for our trademarks. Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted or declared generic, or determined to be infringing on other marks. At times, competitors may adopt trademarks and trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks. If we are unable to protect our rights to trademarks and trade names, we may be prevented from using such marks and names unless we enter into appropriate royalty, license or coexistence agreements, which may not be available or may not be available on commercially reasonable terms.

During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Effective trademark protection may not be available or may not be sought in every country in which our products are made available. Any name we propose to use for our products in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Intellectual property litigation or other legal proceedings relating to intellectual property could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent and pending patent application must be paid to the USPTO and foreign patent agencies in several stages or annually over the lifetime of our patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency. With respect to our patents, we rely on an annuity service, outside firms and outside counsel to remind us of the due dates and to make payment after we instruct them to do so. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in our current and future intellectual property licenses and funding arrangements with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are party to a license agreement with Yale that provides us with the foundational intellectual property rights for our lead product candidate, INZ-701. This license agreement imposes diligence, development and commercialization timelines, and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with such obligations, including achieving specified milestone events, Yale may have the right to terminate the license agreement or require us to grant them certain rights, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from them and may face other penalties. Any such occurrence could materially adversely affect the value of any product candidate being developed under any such agreement.

For a variety of purposes, we will likely enter into additional licensing and funding arrangement with third parties that may impose similar obligations on us. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. While we still face all of the risks described herein with respect to those agreements, we cannot prevent third parties from also accessing those technologies. In addition, our licenses may place restrictions on our future business opportunities.

In addition to the above risks, intellectual property rights that we license in the future may include sublicenses under intellectual property owned by third parties, in some cases through multiple tiers. The actions of our licensors may therefore affect our rights to use our sublicensed intellectual property, even if we are in compliance with all of the obligations under our license agreements. Should our licensors or any of the upstream licensors fail to comply with their obligations under the agreements pursuant to which they obtain the rights that are sublicensed to us, or should such agreements be terminated or amended, our ability to develop and commercialize our product candidates may be materially harmed.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Further, licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on our licensors to control the prosecution, maintenance and enforcement of all of our licensed and sublicensed intellectual property, and even when we do have such rights, we may require the cooperation of our licensors and upstream licensors, which may not be forthcoming. For example, under the license agreement with Yale, any patent applications and issued patents under the agreement remain the property of Yale, and Yale has the right to choose patent counsel. Licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Our business could be adversely affected if we or our licensors are unable to prosecute, maintain and enforce our licensed and sublicensed intellectual property effectively.

Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in-license. If other third parties have ownership rights to patents or patent applications we in-license, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, certain jurisdictions do not protect to the same extent or at all inventions that constitute new methods of treatment.

Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims by third parties asserting that our employees, consultants or contractors have wrongfully used or disclosed confidential information of third parties, or we have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees, consultants and contractors were previously employed at universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our intellectual property assignment agreements with them may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial conditions, results of operations and prospects.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could have a material adverse effect on our competitive business position and prospects. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-exclusive. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own;
•

we, or our license partners or current or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;

•	we, or our license partners or current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;

•	it is possible that our owned or in-licensed pending patent applications or those we may own or in-license in the future will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•

we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;

•

we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;

•

the U.S. Supreme Court, other federal courts, Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could narrow or invalidate, or change the scope of, our or our licensors’ patents;

•	patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time;
•	we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
•	we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;
•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may harm our business; and
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process of the FDA, the EMA and comparable foreign authorities is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of any product candidates we develop. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize, or will be delayed in commercializing, product candidates we develop, and our ability to generate revenue will be materially impaired.

Any product candidates we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States, the EMA and other regulatory authorities in the European Union and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, the EMA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates we develop from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.

In order to market and sell any product candidates we develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

Fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply for FDA fast track designation. However, a fast track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. As a result, while we may seek and receive fast track designation for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

A breakthrough therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidates.

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for certain of our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

Accelerated approval by the FDA, even if granted for our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a biomarker efficacy endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA or other applicable regulatory agency makes the determination regarding whether a biomarker efficacy endpoint is reasonably likely to predict long-term clinical benefit.

We may seek approval of our product candidates using the FDA’s accelerated approval pathway. Prior to seeking such accelerated approval, we will seek feedback from the FDA and otherwise evaluate our ability to seek and receive such accelerated approval. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence and we may be required to evaluate different or additional endpoints in these post-marketing confirmatory trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

There can be no assurance that the FDA will agree with any biomarker efficacy endpoints that we propose, or that we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

Moreover, as noted above, for drugs granted accelerated approval, the FDA typically requires post-marketing confirmatory trials to evaluate the anticipated effect on IMM or other clinical benefit. These confirmatory trials must be completed with due diligence. We may be required to evaluate additional or different clinical endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

We may not be able to obtain or maintain orphan drug exclusivity for INZ-701 or any other product candidates we develop for one or more indications, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

The FDA and the EMA have granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency. We have applied for orphan drug designation from the FDA for INZ-701 for ABCC6 deficiency, but our initial application was not granted. Although we have received an extension of time to submit an amendment to our application, there is no guarantee that any amendment we submit will result in the FDA granting orphan drug designation for INZ-701 for ABCC6 deficiency.

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States. In order for the EMA to grant orphan drug designation, we must establish that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, we must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

The FDA or the EMA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet the applicable standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or the FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek a Rare Pediatric Disease Designation, or RPDD, for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA may determine that a BLA for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, even if one or more of our product candidates does satisfy those criteria, the product will need to be designated as a drug for a rare pediatric disease before September 30, 2020, and licensed before September 30, 2022, in order to be granted a rare disease priority review voucher.

Even if we, or any collaborators we may have, obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA, the EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition, and prospects.

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

In addition, later discovery of previously unknown problems with our products, manufacturers, or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on the distribution or use of a product;
•	requirements to conduct post-marketing clinical trials;
•	receipt of warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution, or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	suspension of any ongoing clinical trials;
•	refusal to permit the import or export of our products;
•	product seizure; and
•	injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates we develop and adversely affect our business, financial condition, results of operations, and prospects.

Regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The current presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, the president issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the current presidential administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. More recently, on October 9, 2019, the President issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

•

the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim;

•

the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as further amended by the Health Information Technology for Economic and Clinical Health Act, which imposes certain requirements, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses, and health care providers;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;

•	the Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures; and

•

similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or the GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data).

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, may not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs. Liabilities they incur pursuant to these laws could result in significant costs or an interruption in operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, impact pricing and reimbursement and affect our ability, or the ability of any collaborators, to profitably sell or commercialize any product candidate for which we, or they, obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

Among the provisions of the ACA of potential importance to our business, including, without limitation, our ability to commercialize our products and the prices we may obtain for any of our product candidates that are approved for sale, are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. The CARES Act, which was signed into law on March 27, 2020, and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of products under Medicare and reform government program reimbursement methodologies for products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current presidential administration to repeal or replace certain aspects of the ACA. Since January 2017, the president has signed two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.

The current presidential administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, the president has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them, which the U.S. Supreme Court is reviewing during its current term. On April 27, 2020, however, the United States Supreme Court reversed the federal circuit decision upholding Congress' denial of such risk corridor funding.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The current presidential administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The current presidential administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, the U.S. Supreme Court agreed to hear this case. Subsequently, on June 25, 2020, the current presidential administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of products under Medicare and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposal contains further price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain products under Medicare Part B, to allow some states to negotiate product prices under Medicaid, and to eliminate cost sharing for generic products for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the current presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control product costs.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of products under Medicare and reform government program reimbursement methodologies for products. At the federal level, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control product costs. For example, on May 11, 2018, the current administration issued a plan to lower product prices. Under this blueprint for action, the current administration indicated that the Department of Health and Human Services will take steps to end the gaming of regulatory and patent processes by product makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in makers’ ads to enhance price competition, speed access to and lower the cost of new products by clarifying policies for sharing information between insurers and makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with makers, examine which Medicare Part B prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and price increases. Consistent with this initiative, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

More recently, President Trump has issued five executive orders that are intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers, or FQHCs, to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's 340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.  The President has indicated that this order will be held until August 24, 2020, because the administration may not implement it.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action follows the publication of a proposed rulemaking on December 23, 2019, that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

The fourth executive order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program.  Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs and permit the use of certain bona fide PBM service fees.  Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

Finally, the fifth order instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

We cannot assure stockholders that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure stockholders that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or the FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

If we or any third-party manufacturer we engage now or in the future fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs or liabilities that could have a material adverse effect on our business.

We and third-party manufacturers we engage now are, and any third-party manufacturer we may engage in the future will be, subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Further, with respect to the operations of our current and any future third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products. In addition, our supply chain may be adversely impacted if any of our third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health and safety laws and regulations.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing and quality control and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and regulatory review process for INZ-701 and any other product candidate we develop, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize INZ-701 and any other product candidate we develop will depend, in part, on our ability to effectively manage any future growth. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If we do not effectively manage the expansion of our operations, we could experience weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations also could lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Many of the pharmaceutical and biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can develop product candidates and operate our business will be limited.

Our internal computer systems, or those of our collaborators, vendors, suppliers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of any collaborators, vendors, suppliers, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

If we experience any material system failure, accident, cyber-attack or security that causes interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Our employees, independent contractors, including principal investigators, consultants and vendors and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, including principal investigators, consultants and vendors and any other third parties we engage. Misconduct by these partners could include intentional, reckless or negligent conduct or unauthorized activities that include failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide complete and accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards, comply with federal and state data privacy, security, fraud and other healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report complete financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. This could include violations of HIPAA, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

Risks Related to our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

As of August 31, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, owned shares representing approximately 50] % of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

This concentration of ownership control may:

•	delay, defer or prevent a change in control;
•	entrench our management and board of directors; or
•	delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that only one of three classes of directors is elected each year;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from our board of directors;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•	limit who may call stockholder meetings;
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•

require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our certificate of incorporation or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on the Nasdaq Global Select Market on July 24, 2020.  Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

If securities analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about our business or if they publish negative evaluations of our stock, the price and trading volume of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in preclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;
•	our success in commercializing our product candidates, if and when approved;
•	the success of competitive products or technologies;
•	regulatory actions with respect to our product candidates;
•	regulatory or legal developments in the United States and other countries;
•	changes in physician, hospital or healthcare provider practices;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•

the results of our efforts to discover, develop, acquire or in-license products, product candidates or technologies, the costs of commercializing any such products and the costs of development of any such product candidates or technologies;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	sales of common stock by us, our executive officers, directors or principal stockholders, or others;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources. Furthermore, negative public announcements of the results of hearings, motions or other interim proceedings or developments could have a negative effect on the market price of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 31, 2020, we had 23,364,851 shares of common stock . This includes the shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing principal stockholders or their affiliated entities. The remaining shares are currently restricted as a result of securities laws or lock-up agreements (which may be waived, with or without notice, by BofA Securities, Inc., Cowen and Company, LLC and Piper Sandler & Co.) but will be able to be sold in the near future, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, beginning 180 days after the completion of our IPO, holders of an aggregate of 13,953,850 shares of our common stock will have rights under our investor rights agreement, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, holders of an aggregate of 1,925,429 shares of our common stock, including shares of our common stock issued upon conversion of our convertible preferred stock and shares of our common stock issued or issuable upon exercise of options, will have rights under our registration rights agreement, subject to specified conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or for other stockholders. In July 2020, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our IPO.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, even after we no longer qualify as an EGC, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements allowed for an EGC, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404.

We may choose to take advantage of some or all of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and will do so until such time that we either (1) irrevocably elect to “opt out” of such extended transition period or (2) no longer qualify as an EGC. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board standards’ effective dates.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we have incurred, and particularly after we are no longer an EGC or a smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Our certificate of incorporation designates the state courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. These choice of forum provisions will not apply to claims arising under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act of 1933, as amended.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find such provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during the three months ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed.

Recent Sales of Unregistered Equity Securities

(a)	Issuances of Preferred Stock

On June 5, 2020, we issued and sold 23,566,431 shares of our Series A-2 convertible preferred stock to 12 investors at a price per share of $1.43 in cash, for an aggregate purchase price of $33,699,996.33. No underwriters were involved in the foregoing issuance of securities. The securities described in this section (a) of Item 2 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and, in certain cases, Regulation D thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

(b)	Issuances of Common Stock upon Conversion of Preferred Stock

On July 28, 2020, in connection with the closing of our initial public offering of our common stock, or IPO, all of our outstanding shares of preferred stock were converted into an aggregate of 13,953,850 shares of common stock. The conversion of preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

(c)	Stock Option Grants and Exercises

During the three months ended June 30, 2020, we granted options to purchase an aggregate of 608,185 shares of common stock, with exercise prices of $2.77 per share, to our employees, directors, advisors and/or consultants pursuant to our 2017 Equity Incentive Plan, as amended. The options become exercisable upon the schedule specified in the applicable option agreement. During the three months ended June 30, 2020, we issued 137,397 shares of our common stock upon the exercise of stock options outstanding under our 2017 Equity Incentive Plan, as amended, for aggregate consideration of $0.1 million. The stock options and the shares of common stock issued upon the exercise of stock options described in this section (c) were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

The share figures set forth above in this Item 2 have been retroactively adjusted, as appropriate, to reflect a one-for-7.4730 reverse stock split of the Company’s common stock on July 17, 2020.

Use of Proceeds from Initial Public Offering

On July 28, 2020, we completed our IPO, pursuant to which we issued and sold 7,000,000 shares of our common stock at a public offering price of $16.00 per share, and on July 30, 2020, we sold an additional 1,050,000 shares of our common stock at a price of $16.00 per share pursuant to the exercise by the underwriters of their option to purchase additional shares.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-239648), which was declared effective by the SEC on July 23, 2020. BofA Securities, Inc., Cowen and Company, LLC and Piper Sandler & Co. acted as joint book-running managers for our IPO. Wedbush Securities Inc. acted as lead manager for our IPO.

We received aggregate gross proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $128.8 million, or aggregate net proceeds of approximately $116.5 million after deducting underwriting discounts and commissions and estimated offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of June 30, 2020 because our IPO closed on July 28, 2020. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020

Item 6. Exhibits.

Exhibit Number	Description

2.1†

Intellectual Property Asset Purchase Agreement, dated July 17, 2020, by and between the Registrant and Alexion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on July 28, 2020).

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on July 28, 2020).

10.1

2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.2

Form of Stock Option Agreement under the 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.3

Form of Restricted Stock Unit Agreement under the 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.4

2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020)

10.5

Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.6†

License Agreement, dated January 6, 2017, by and between Yale University and the Registrant, as amended by Amendment No. 1 to License Agreement, dated May 2, 2020, by and between Yale University and the Registrant and Amendment No. 2 to License Agreement, dated July 1, 2020, by and between Yale University and the Registrant (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 2, 2020).

10.7

Lease, dated May 13, 2020, by and between RREF II 451D, LLC and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 2, 2020).

10.8

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.9

Employment Agreement, dated July 1, 2020, by and between the Registrant and Axel Bolte (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.10

Employment Agreement, dated July 1, 2020, by and between the Registrant and Henric Bjarke (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.11

Employment Agreement, dated July 1, 2020, by and between the Registrant and Steven Jungles (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.12

Employment Agreement, dated July 1, 2020, by and between the Registrant and Pedro Huertas (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.13

Employment Agreement, dated July 1, 2020, by and between the Registrant and Stephen Basso (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.
†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOZYME PHARMA, INC.

Date: September 3, 2020	By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: September 3, 2020	By:	/s/ Stephen Basso
Stephen Basso
Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)