Form 10-Q
period 2020-09-30
Inozyme Pharma, Inc.
filed 2020-11-12
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2020, the registrant had 23,372,844 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the “Risk Factors” section and include, among other things:

•	our ability to favorably resolve the clinical hold with regard to our planned Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency and, if so resolved, the timing of such resolution;
•	the timing of our planned clinical trial application submissions for INZ-701;
•

the timing and conduct of our planned Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 deficiencies, including statements regarding the timing of initiation and completion of the clinical trials and the period during which the results of the clinical trials will become available;

•	the timing and conduct of our planned later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 deficiencies;
•	our plans to conduct research and preclinical testing of INZ-701 for additional indications;
•	our plans to conduct research and preclinical testing of other product candidates;
•	the timing of, and our ability to obtain and maintain, marketing approvals of INZ-701, and the ability of INZ-701 and our other product candidates to meet existing or future regulatory standards;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and short-term and long-term investments;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the impact of COVID-19 on our business and operations;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$59,858	$31,605
Short-term investments	99,644	15,527
Prepaid expenses and other current assets	4,475	328
Total current assets	163,977	47,460
Property and equipment, net	2,455	298
Restricted cash	354	130
Long-term investments	12,207	—
Deferred issuance costs	—	56
Total assets	$178,993	$47,944
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,665	$901
Accrued expenses	6,149	2,335
Total current liabilities	9,814	3,236
Deferred lease obligations	1,263	—
Total liabilities	11,077	3,236
Commitments (Note 7)
Series A Convertible Preferred Stock, $0.0001 par value – No shares authorized, issued, or outstanding at September 30, 2020; 48,850,000 shares authorized, issued, and outstanding at December 31, 2019; Liquidation preference of $0 at September 30, 2020 and $48.9 million at December 31, 2019	—	44,657
Series A-2 Convertible Preferred Stock, $0.0001 par value – No shares authorized, issued, or outstanding at September 30, 2020; 47,132,862 shares authorized and 23,566,431 shares issued and outstanding at December 31, 2019; Liquidation preference of $0 at September 30, 2020 and $33.7 million at December 31, 2019	—	33,270
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value - 5,000,000 shares authorized at September 30, 2020 and no shares authorized at December 31, 2019; No shares issued and outstanding at September 30, 2020 or December 31, 2019	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at September 30, 2020 and 129,000,000 shares authorized at December 31, 2019; 23,364,851 shares issued and outstanding at September 30, 2020 and 1,204,630 shares issued and outstanding at December 31, 2019	2	—
Additional paid in-capital	247,872	1,428
Accumulated other comprehensive income	—	5
Accumulated deficit	(79,958)	(34,652)
Total stockholders’ equity (deficit)	167,916	(33,219)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$178,993	$47,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$25,174	$3,317	$39,457	$10,941
General and administrative	3,142	1,003	6,313	3,097
Total operating expenses	28,316	4,320	45,770	14,038
Loss from operations	(28,316)	(4,320)	(45,770)	(14,038)
Other income (expense):
Interest income	64	288	306	892
Other income (expense), net	157	(3)	158	(34)
Other income (expense), net	221	285	464	858
Net loss	$(28,095)	$(4,035)	$(45,306)	$(13,180)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(13)	(2)	(5)	8
Total other comprehensive (loss) income	(13)	(2)	(5)	8
Comprehensive loss	$(28,108)	$(4,037)	$(45,311)	$(13,172)
Net loss attributable to common stockholders—basic and diluted	$(28,095)	$(4,035)	$(45,306)	$(13,180)
Net loss per share attributable to common stockholders—basic and diluted	$(1.55)	$(3.38)	$(6.57)	$(11.20)
Weighted-average common shares outstanding—basic and diluted	18,101,496	1,195,309	6,893,745	1,176,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2019	48,850,000	$44,657	23,566,431	$33,270	1,204,630	$—	$1,428	$5	$(34,652)	$(33,219)
Stock-based compensation	—	—	—	—	—	—	129	—	—	129
Exercise of stock options	—	—	—	—	2,677	—	5	—	—	5
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	(7,738)	(7,738)
Balance at March 31, 2020	48,850,000	$44,657	23,566,431	$33,270	1,207,307	$—	$1,562	$28	$(42,390)	$(40,800)
Issuance of Series A-2 Convertible Preferred Stock, net of issuance costs of $0.1 million	—	—	23,566,431	33,638	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	120	—	—	120
Exercise of stock options	—	—	—	—	137,397	—	149	—	—	149
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	—	(9,473)	(9,473)
Balance at June 30, 2020	48,850,000	$44,657	47,132,862	$66,908	1,344,704	$—	$1,831	$13	$(51,863)	$(50,019)
Issuance of shares to acquire in-process research and development	—	—	8,294,360	17,759	—	—	—	—	—	—
Initial public offering, net of issuance costs of $3.9 million	—	—	—	—	8,050,000	1	115,914	—	—	115,915
Conversion of convertible preferred stock into common stock	(48,850,000)	(44,657)	(55,427,222)	(84,667)	13,953,850	1	129,323	—	—	129,324
Stock-based compensation	—	—	—	—	—	—	786	—	—	786
Exercise of stock options	—	—	—	—	16,297	—	18	—	—	18
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(28,095)	(28,095)
Balance at September 30, 2020	—	$—	—	$—	23,364,851	$2	$247,872	$—	$(79,958)	$167,916
Balance at December 31, 2018	48,850,000	$44,657	7,482,515	$10,372	1,135,015	$—	$1,055	$(2)	$(14,928)	$(13,875)
Issuance of Series A-2 Convertible Preferred Stock, net of issuance costs of $0.1 million	—	—	16,083,916	22,898	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	41	—	—	41
Exercise of stock options	—	—	—	—	35,460	—	34	—	—	34
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	(4,971)	(4,971)
Balance at March 31, 2019	48,850,000	$44,657	23,566,431	$33,270	1,170,475	$—	$1,130	$—	$(19,899)	$(18,769)
Stock-based compensation	—	—	—	—	—	—	40	—	—	40
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	—	—	(4,173)	(4,173)
Balance at June 30, 2019	48,850,000	$44,657	23,566,431	$33,270	1,170,475	$—	$1,170	$8	$(24,072)	$(22,894)
Stock-based compensation	—	—	—	—	—	—	107	—	—	107
Exercise of stock options	—	—	—	—	29,251	—	29	—	—	29
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	—	—	(4,035)	(4,035)
Balance at September 30, 2019	48,850,000	$44,657	23,566,431	$33,270	1,199,726	$—	$1,306	$6	$(28,107)	$(26,795)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(45,306)	$(13,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	58
Write-off of acquired in-process research and development	17,759	—
Stock-based compensation expense	1,035	188
Amortization of premiums and discounts on marketable securities	140	(41)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,147)	(310)
Accounts payable	1,744	(441)
Accrued expenses	3,582	236
Net cash used in operating activities	(25,099)	(13,490)
Investing activities
Purchases of marketable securities	(125,490)	(16,009)
Maturities of marketable securities	29,021	13,410
Purchases of property and equipment	(753)	(122)
Net cash used in investing activities	(97,222)	(2,721)
Financing activities
Proceeds from issuance of Series A-2 Convertible Preferred Stock, net of issuance costs	33,638	22,898
Proceeds from exercise of stock options	172	63
Proceeds from initial public offering, net of offering costs	116,988	—
Net cash provided by financing activities	150,798	22,961
Net increase in cash, cash equivalents and restricted cash	28,477	6,750
Cash, cash equivalents and restricted cash at beginning of period	31,735	35,966
Cash, cash equivalents and restricted cash at end of period	$60,212	$42,716
Supplemental cash flow information:
Cash and cash equivalents	$59,858	$42,716
Restricted cash	354	—
Cash, cash equivalents and restricted cash at end of period	$60,212	$42,716
Issuance of shares to acquire in-process research and development	$17,759	$—
Property and equipment unpaid at end of period	$1,498	$—
Deferred offering costs unpaid at end of period	$1,073	$—
Deferred lease obligations - non-cash	$1,263	$—

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

On July 17, 2020, the Company effected a one-for-7.4730 reverse stock split of the Company’s common stock. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the appropriate securities agreements. Shares of common stock reserved for issuance upon the conversion of the Company’s convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares.

On July 28, 2020, the Company completed its initial public offering (“IPO”) pursuant to which it issued 7,000,000 shares of its common stock at a public ofering price of $16.00 per share, and on July 30, 2020, the Company sold an additional 1,050,000 shares pursuant to the exercise by the underwriters of their option to purchase additional shares.  The Company received net proceeds from its IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of $115.9 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all 104,277,222 shares of the then outstanding preferred stock automatically converted into 13,953,850 shares of common stock.

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

The accompanying consolidated financial statements and footnotes to the financial statements have been prepared on the same basis as the most recently audited annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “SEC”) on July 24, 2020.

Liquidity

Since the Company’s incorporation in 2017 and through September 30, 2020, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development. The Company incurred net losses of $45.3 million in the nine months ended September 30, 2020 and $19.7 million in the year ended December 31, 2019 and had an accumulated deficit of $80.0 million as of September 30, 2020. The Company had cash, cash equivalents, and short-term and long-term investments of $171.7 million as of September 30, 2020 and $47.1 million as of December 31, 2019.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock, and the Company’s IPO completed on July 28, 2020. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes that its cash, cash equivalents, and short-term and long-term investments as of September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020. There have been no material changes in the Company’s significant accounting policies during the three months ended September 30, 2020.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including, in certain circumstances, future projections that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to the accruals for research and development expenses and, for equity instruments issued prior to the completion of the Company’s IPO, stock-based compensation expense, inclusive of the measurement of fair value of equity instruments. For equity instruments issued prior to the completion of the Company’s IPO, the Company utilized various valuation methodologies in accordance with the framework of the 2013 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its equity instruments. The Company evaluates its estimates and assumptions on an ongoing basis. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers for sponsored research, preclinical studies, clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses in the accompanying consolidated balance sheets and within research and development expense in the accompanying consolidated statements of operations and comprehensive loss.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf. Research and development costs also include the write-off of acquired in-process research and development assets with no alternative future use.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the Company’s IPO, as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. At the consummation of the Company’s IPO, the Company recorded $3.9 million in deferred issuance costs, which were charged against the proceeds of the IPO in the third quarter of 2020. Deferred issuance costs recorded at September 30, 2020 and December 31, 2019 were $0 and $0.1 million, respectively.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding after giving consideration to the dilutive effect of convertible preferred stock, restricted common stock, and stock options that are outstanding during the period. The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term and long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to credit risk by placing its cash with high credit quality financial institutions. The Company’s investments are comprised of corporate debt securities, U.S. Treasury and U.S. government agency debt securities and commercial paper of corporations. The Company mitigates credit risk by maintaining a diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type.

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

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	September 30, 2020
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$69,961	$3	$(3)	$69,961
Corporate debt securities	1 year or less	3,881	—	—	3,881
U.S. Treasury securities	1 year or less	14,613	—	—	14,613
U.S. government agency debt securities	1 year or less	11,189	—	—	11,189
		$99,644	$3	$(3)	$99,644

	December 31, 2019
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$10,903	$3	$—	$10,906
Corporate debt securities	1 year or less	3,370	1	—	3,371
U.S. Treasury securities	1 year or less	1,249	1	—	1,250
		$15,522	$5	$—	$15,527

Long-term investments consisted of the following (dollar amounts in thousands):

	September 30, 2020
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	After 1 year through 5 years	$5,093	$—	$—	$5,093
U.S. government agency debt securities	After 1 year through 5 years	7,114	1	(1)	7,114
		$12,207	$1	$(1)	$12,207

The Company did not have any long-term investments at December 31, 2019.

Unrealized losses on long-term and short-term investments were immaterial at September 30, 2020. The Company did not have any short-term or long-term investments with unrealized losses at December 31, 2019.

The Company concluded that the net declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of September 30, 2020 and December 31, 2019. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At September 30, 2020	At December 31, 2019
Interest receivable	$252	$104
Prepaid insurance	2,448	47
Prepaid research studies	1,028	—
Prepaid seminars	72	—
Prepaid taxes	39	42
Prepaid other	636	135
Total	$4,475	$328

Property and equipment consisted of the following (dollar amounts in thousands):

	At September 30, 2020	At December 31, 2019
Laboratory equipment and manufacturing equipment	$334	$308
Furniture and fixtures	155	—
Computer equipment	155	53
Leasehold improvements	2,014	47
	2,658	408
Less accumulated depreciation	(203)	(110)
Total	$2,455	$298

Depreciation expense for the three months ended September 30, 2020 and 2019 was $42 thousand and $20 thousand, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $94 thousand and $58 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At September 30, 2020	At December 31, 2019
Payroll and related liabilities	$1,356	$861
Professional fees	480	268
Research and development costs	3,271	1,086
Deferred rent	257	—
Other	785	120
Total	$6,149	$2,335

5. Fair Value Measurement

The following table represents the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$20,608	$20,608	$—	$—
Commercial paper (included in cash and cash equivalents)	24,996	—	24,996	—
U.S. government agency debt securities (included in cash and cash equivalents)	5,011	—	5,011	—
Commercial paper	69,961	—	69,961	—
Corporate debt securities	3,881	—	3,881	—
U.S. Treasury securities	19,706	19,706	—	—
U.S. government agency debt securities	18,303	—	18,303	—
Total assets	$162,466	$40,314	$122,152	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$11,709	$11,709	$—	$—
Commercial paper (included in cash and cash equivalents)	1,992	—	1,992	—
Corporate debt securities (included in cash and cash equivalents)	2,189	—	2,189	—
Commercial paper	10,906	—	10,906	—
Corporate debt securities	3,371	—	3,371	—
U.S. Treasury securities	1,250	1,250	—	—
Total assets	$31,417	$12,959	$18,458	$—

There have been no transfers between fair value levels during the three or nine months ended September 30, 2020 or 2019.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes, that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $60,000 to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of September 30, 2020, the Company incurred a total of $67,500 in license maintenance fees to Yale. The Company is required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by the Company against Yale if Yale prevails in such challenge. The Company is not aware of any currently ongoing patent challenges.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the “Sponsored Research Agreement”), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through 2021. The Company recorded research and development expenses associated with this arrangement of $0.1 million and $0.3 million in the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.4 million in the three and nine months ended September 30, 2019, respectively.

The Company did not record any research and development expense associated with other arrangements with Yale in the three and nine months ended September 30, 2020 or in the three months ended September 30, 2019, but did record such expenses of $0.3 million in the nine months ended September 30, 2019.

7. Commitments and Contingencies

Operating Leases

In March 2018, the Company entered into a non-cancelable agreement to lease 2,605 square feet of office space in Boston, Massachusetts. The lease term for this office space began in June 2018 and ended in April 2020. Additionally, in July 2018, the Company entered into an agreement to lease 3,560 square feet of laboratory space in Boston, Massachusetts. The original lease term for this laboratory space began in July 2018 and ended in August 2020. The lease term was extended through December 2020 to facilitate the transition to the Company’s new laboratory space as described below. The Company provided security deposits to the landlords totaling $34 thousand, which is included in prepaid expenses and other current assets in the accompanying balance sheet as of September 30, 2020 and December 31, 2019.

In December 2019, the Company entered into a non-cancelable agreement to lease 8,499 square feet of office space in Boston, Massachusetts. The lease term for this office space began in July 2020 and is expected to end in the second half of 2025. The Company has the option to extend the term of this lease for a term of five years. The Company provided a security deposit to the landlord in the form of a letter of credit totaling $130 thousand. The cash collateralizing the letter of credit is included in restricted cash in the accompanying balance sheets as of September 30, 2020 and December 31, 2019. As part of the lease, the Company received tenant allowances related to construction of the leased space. These allowances are used to offset the overall cost of the lease and are treated as a reduction in rent expense over the lease term.

In May 2020, the Company entered into a non-cancelable agreement to lease 6,244 square feet of laboratory space in Boston, Massachusetts. The lease term for the laboratory space began in October 2020 following the substantial completion of  construction work and ends in late 2025. As part of the lease, the Company received tenant allowances related to construction of the leased space. These allowances are used to offset the overall cost of the lease and are treated as a reduction in rent expense over the lease term.

Total future minimum commitments under non-cancellable leases as of September 30, 2020 are as follows (dollar amounts in thousands):

Year Ending December 31,
2020 (remaining 3 months)	$190
2021	947
2022	970
2023	994
2024	1,018
Thereafter	941
$5,060

Rent expense recognized on a straight-line basis over the terms of the leases for the three months ended September 30, 2020 and 2019 was $180 thousand and $110 thousand, respectively. Rent expense recognized on a straight-line basis over the terms of the leases for the nine months ended September 30, 2020 and 2019 was $436 thousand and $312 thousand, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2020 or December 31, 2019.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three or nine months ended September 30, 2020 and 2019.

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

In July 2020, the Company increased the number of authorized shares of Series A-2 Convertible Preferred Stock from 47,132,862 to 55,427,222. In July 2020, the Company issued 8,294,360 shares of Series A-2 Convertible Preferred Stock to Alexion Pharmaceuticals, Inc. (“Alexion”) in consideration for the sale and assignment to the Company of specified patent rights and other specified assets related to ENPP1. See Note 12 for further information about this acquisition from Alexion.

In July 2020, the Company eliminated the per share and gross proceeds thresholds for a firm-commitment underwritten public offering that triggers the automatic conversion of all outstanding shares of preferred stock into common stock. On July 28, 2020, upon the closing of the Company’s IPO, all 104,277,222 shares of then outstanding preferred stock automatically converted into 13,953,850 shares of common stock.

In addition, on July 28, 2020, the Company amended and restated its certificate of incorporation to authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of September 30, 2020.

There have been no dividends declared by the Company’s board of directors as of September 30, 2020.

Equity Incentive Plans

In January 2017, the Company’s board of directors and stockholders adopted the 2017 Equity Incentive Plan, which was amended and restated in July 2017, (as so amended and restated, the “2017 Plan”), which provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The maximum number of shares of common stock that were authorized for issuance under the 2017 Plan was 2,730,496.

On July 17, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (the “2020 Plan”), which became effective on July 23, 2020.  The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares of the Company’s common stock reserved for issuance under the 2020 Plan is 1,588,315 shares, plus the 426,065 shares of common stock remaining available for issuance under the 2017 Plan as of July 23, 2020. The number of shares reserved under the 2020 Plan shall be annually increased on January 1, 2021 and each January 1 thereafter through January 1, 2030 by the lower of (i) 4% of the number of shares of common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors.

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective and are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan.  No more than 1,588,315 shares of the Company’s common stock may be granted subject to incentive stock options under the 2020 Plan. As of September 30, 2020, 740,935 shares of common stock remain available for future issuance under the 2020 Plan.

For financial reporting purposes, the Company performed common stock valuations with the assistance of a third-party valuation specialist as of March 31, 2020, May 31, 2019, November 30, 2018, December 31, 2017 and April 30, 2017 to determine stock-based compensation expense for the stock options issued under the 2017 Plan prior to the IPO. Following the completion of the IPO, the fair value of the common stock underlying option grants is determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the date of grant.

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2018:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2018	822,557	$1.05	8.43	$678
Granted	1,009,125	2.02
Exercised	(69,615)	1.04
Forfeited	(126,640)	1.51
Outstanding at December 31, 2019	1,635,427	$1.64	8.81	$668
Granted	1,455,565	10.99
Exercised	(156,370)	1.10
Forfeited	(22,747)	1.95
Outstanding at September 30, 2020	2,911,875	$6.32	8.94	$58,140
Exercisable at September 30, 2020	698,826	$1.96	7.68	$17,006
Vested and expected to vest at September 30, 2020	2,911,875	$6.32	8.94	$58,140

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the nine months ended September 30, 2020 and September 30, 2019, the Company granted 1,455,565 and 918,132 options, respectively, at a weighted-average exercise price of $10.99 and $2.02, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 was $8.26 per share. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 was $1.51 per share. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $0.3 million. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 was $0.1 million.

For purposes of calculating stock-based compensation expense, the Company estimates the fair value of stock options using the Black-Scholes option-pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates. The underlying assumptions used to value stock options granted to employees using the Black-Scholes option-pricing were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate range	0.38% to 0.43%	1.63% to 1.66%	0.38% to 0.47%	1.63% to 2.51%
Dividend yield	0%	0%	0%	0%
Expected term of options (years)	6.78	6.78	6.78	6.78
Volatility rate range	86.54% to 86.88%	85.02%	86.54% to 99.85%	85.02%

The total compensation cost recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$295	$57	$422	$110
General and administrative	491	50	613	78
Total	$786	$107	$1,035	$188

The total unrecognized compensation cost related to outstanding employee awards as of September 30, 2020 was $12.6 million, and is expected to be recognized over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors. As of September 30, 2020, no shares have been purchased by employees under the ESPP.

9. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

For purposes of the diluted net loss per share calculation, stock options, and convertible preferred stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential dilutive securities from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series A Convertible Preferred Stock (as converted to common stock)	—	6,536,856	—	6,536,856
Series A-2 Convertible Preferred Stock (as converted to common stock)	—	3,153,537	—	3,153,537
Options to purchase common stock	2,911,875	1,549,338	2,911,875	1,549,338
	2,911,875	11,239,731	2,911,875	11,239,731

10. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. To date, the Company has not made any employer contributions to the plan.

11. Related Party Transactions

For the three and nine months ended September 30, 2019, the Company made payments of $34 thousand and $101 thousand to one of its directors for scientific consulting and other expenses. In addition, in connection with his service as a consultant, the Company granted this director an option to purchase 66,907 shares at an exercise price per share of $2.02 in 2019. This individual resigned from the board of directors in May 2020, and as such, the scientific consulting services he provides to the Company going forward are no longer considered a related party transaction. During 2020, until the date of his resignation, the Company made payments to this individual totaling $56 thousand. As of September 30, 2020, no amount was due to this individual in connection with services rendered in his former capacity as a director.

See Note 6 for a description of the Company’s License and Sponsored Research Agreement with Yale.

12. Acquisitions

In July 2020, the Company entered into an intellectual property asset purchase agreement with Alexion pursuant to which Alexion sold and assigned to the Company its right, title and interest in and to specified patent rights and other specified assets solely related to ENPP1. The Company issued 8,294,360 shares of its Series A-2 Convertible Preferred Stock to Alexion in consideration for the sale and assignment to the Company of such assets, with an estimated fair value of $17.8 million. The Company does not have any future payment obligations, contingent or otherwise, to Alexion in connection with this transaction. In addition, subject to certain specified qualifications set forth in the intellectual property asset purchase agreement, Alexion is obligated to assign to the Company its rights with respect to any other assets owned by it that are solely related to ENPP1.

The Company concluded that this transaction constituted a purchase of intellectual property assets as the Company will use these assets in research and development activities and believes they have no alternative future uses. Accordingly, the Company expensed the entire value of the assets acquired from Alexion and related acquisition costs as of the acquisition date as a component of research and development expenses in the three and nine months ended September 30, 2020.

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

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct a defect in the mineralization pathway caused by ENPP1 and ABCC6 deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with neointimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels. We have generated robust preclinical proof of concept data demonstrating that in animal models INZ-701 prevented pathological calcification, led to improvements in overall health and survival and prevented neointimal proliferation. In addition, an earlier murine research version of INZ-701 achieved survival benefit in a mouse model. We plan to advance INZ-701 into two separate Phase 1/2 clinical trials, one in patients with ENPP1 deficiency in the United States and in Europe and another in patients with ABCC6 deficiency in Europe. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency.

In July 2020, we submitted our investigational new drug application, or IND, for INZ-701 for the treatment of ENPP1 deficiency to the FDA. In August 2020, at the end of the 30-day FDA review period, we were notified that the IND was placed on clinical hold, pending the submission of the final study report for our ongoing three-month toxicology studies in mice and non-human primates, or NHPs, being performed in accordance with good laboratory practices, or GLP, regulations. Earlier this year, we completed the one-month mouse and NHP GLP toxicology studies, which were included in the IND for FDA review. In May 2020, we initiated the three-month mouse and NHP GLP toxicology studies. We recently completed the in-life portion of these three-month toxicology studies. We expect to complete these studies and have reports available in the fourth quarter of 2020. The FDA did not request any additional preclinical data to resolve the clinical hold other than the submission of the final study report for the three-month GLP toxicology studies in mice and NHPs. Subject to submission of the final study report for the three-month GLP toxicology studies as recommended by the FDA and successful resolution of the clinical hold, we expect to initiate our planned Phase 1/2 clinical trial of INZ-701 for the treatment of ENPP1 deficiency in the first half of 2021 and report initial safety and biomarker data in the second half of 2021, as we had previously planned.

In September 2020, we received both fast track designation from the FDA for INZ-701 for the treatment of ENPP1 deficiency, and rare pediatric disease designation from the FDA for INZ-701 for the treatment of ENPP1 deficiency.

In October 2020, we filed a clinical trial application, or CTA, with regulatory authorities in the United Kingdom, and plan to file a CTA with regulatory authorities in Germany in the fourth quarter of 2020, to allow us to initiate clinical development for the treatment of ENPP1 deficiency.

We plan to file CTAs with regulatory authorities in Europe for INZ-701 in the fourth quarter of 2020 to allow us to initiate clinical development for the treatment of ABCC6 deficiency. Subject to regulatory clearance, we expect to initiate our planned Phase 1/2 clinical trial of INZ-701 in Europe for the treatment of ABCC6 deficiency in the first half of 2021 and report initial safety and biomarker data in the second half of 2021.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of abnormal mineralization, including those without a clear genetic basis. For example, we are currently exploring the potential for development of a gene therapy for ENPP1 deficiency.

We were formed as a limited liability company in September 2015 and converted into a Delaware corporation in January 2017. We have not yet commercialized any products or generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. All of our product candidates are still in preclinical development. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and common stock in our initial public offering, or IPO. Through September 30, 2020, we had received net proceeds of $111.5 million from the sales of our convertible preferred stock. On July 28, 2020, we completed our IPO, pursuant to which we issued 7,000,000 shares of our common stock at a public offering price of $16.00 per share, and on July 30, 2020, we sold an additional 1,050,000 shares of our common stock pursuant to the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $115.9 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all 104,277,222 shares of outstanding preferred stock automatically converted into 13,953,850 shares of common stock.

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $19.7 million and $7.0 million for the years ended December 31, 2019 and 2018, respectively, and $45.3 million and $13.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $80.0 million.

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

As of September 30, 2020, we had cash, cash equivalents and short-term and long-term investments of approximately $171.7 million.

We believe that our existing cash, cash equivalents and short-term and long-term investments as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022.  We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

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

We expense research and development costs as incurred. These expenses include:

•

fees and expenses incurred in connection with the in-license of technology and intellectual property rights, including the write-off of acquired in-process research and development assets with no alternative future use;

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

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701. We filed an application with regulatory authorities in the United States in the third quarter of 2020 and an application with regulatory authorities in the United Kingdom in the fourth quarter of 2020, and we plan to file an application with regulatory authorities in Germany in the fourth quarter of 2020, to allow us to initiate clinical development for the treatment of ENPP1 deficiency. We plan to file applications with regulatory authorities in Europe in the fourth quarter of 2020 to allow us to initiate clinical development INZ-701 for the treatment of ABCC6 deficiency. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through September 30, 2020, we have incurred $49.5 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we initiate additional clinical trials of INZ-701, scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax and audit services, and information technology infrastructure costs. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance and tax-related services related to maintaining compliance with requirements of Nasdaq and the SEC; director and officer insurance costs; and investor and public relations costs. We anticipate the additional costs for these services will substantially increase our general and administrative expenses. Additionally, we may experience an increase in payroll and expense as a result of our preparation for potential commercial operations, especially as it relates to sales and marketing costs.

Interest Income

Interest income consists of income from bank deposits and investments.

Other Income (Expense), net

Other income (expense), net primarily consists of foreign exchange gains or losses.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Operating expenses:
Research and development	$25,174	$3,317	$21,857
General and administrative	3,142	1,003	2,139
Total operating expenses	28,316	4,320	23,996
Loss from operations	(28,316)	(4,320)	23,996
Other income (expense):
Interest income	64	288	(224)
Other income (expense), net	157	(3)	160
Other income (expense), net	221	285	(64)
Net loss	$(28,095)	$(4,035)	$24,060

Research and Development Expense

Research and development expense increased by $21.9 million to $25.2 million for the three months ended September 30, 2020 from $3.3 million for the three months ended September 30, 2019. The increase in research and development expense was primarily attributable to the following:

•

an increase of $17.8 million as a result of our non-recurring, non-cash purchase of in-process research and development intellectual property assets from Alexion Pharmaceuticals, Inc., or Alexion, in exchange for our stock in July 2020;

•	an increase of $1.6 million as a result of preclinical toxicology studies in support of our IND filing for INZ-701;
•	an increase of $0.9 million due to increased salaries and other employee-related costs to support the growth of the business;
•	an increase of $0.7 million due to increases in manufacturing operations;
•	an increase of $0.6 million related to other activities such as research for additional indications; and
•	an increase of $0.3 million as a result of increased stock-based compensation expense following our IPO in July 2020.

Excluding the purchase of intellectual property research and development, we expect that our research and development costs will continue to increase for the foreseeable future as we prepare for clinical trials of INZ-701, further scale our manufacturing processes and advance development of INZ-701 for additional indication or of additional product candidates.

General and Administrative Expense

General and administrative expense increased by $2.1 million to $3.1 million for the three months ended September 30, 2020 from $1.0 million for the three months ended September 30, 2019. The increase in general and administrative expense was primarily attributable to an increase in our employee compensation, including stock-based compensation, and benefits related to an increase in the number of general administrative employees, an increase in legal fees related to patents, new contracts and operations as a public company, and generally higher fees in areas such as audit, tax and information technology to support our growth and support our operations as a public company. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income

Interest income decreased by $0.2 million to $0.1 million for the three months ended September 30, 2020 from $0.3 million for the three months ended September 30, 2019. The decrease was primarily attributable to lower interest rates on investments during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Other Income (Expense), net

Other income (expense), net, consisting primarily of foreign exchange gains and losses, increased by $0.2 million to $0.2 million for the three months ended September 30, 2020 from less than $0.1 million for the three months ended September 30, 2019. This increase was driven by cash balances we hold which are denominated in Euros and their related appreciation compared to the U.S. Dollar in the three months ended September 30, 2020 compared to the same period in 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Operating expenses:
Research and development	$39,457	$10,941	$28,516
General and administrative	6,313	3,097	3,216
Total operating expenses	45,770	14,038	31,732
Loss from operations	(45,770)	(14,038)	31,732
Other income (expense):
Interest income	306	892	(586)
Other income (expense), net	158	(34)	192
Other income (expense), net	464	858	(394)
Net loss	$(45,306)	$(13,180)	$32,126

Research and Development Expense

Research and development expense increased by $28.5 million to $39.5 million for the nine months ended September 30, 2020 from $10.9 million for the nine months ended September 30, 2019. The increase in research and development expense was primarily attributable to the following:

•

an increase of $17.8 million as a result of our non-recurring, non-cash purchase of in-process research and development intellectual property assets from Alexion in exchange for our stock in July 2020;

•	an increase of $3.4 million as a result of preclinical toxicology studies in support of our IND filing for INZ-701;
•	an increase of $1.9 million as a result of preclinical studies conducted internally and with our third-party CRO in the second quarter of 2020;
•	an increase of $1.8 million due to increases in manufacturing operations;
•	an increase of $1.5 million due to increased salaries and other employee-related costs to support the growth of the business;
•	an increase of $1.1 million due to pre-commercialization activities supporting medical affairs and patient physician strategies, which spending began in the fourth quarter of 2019;
•	an increase of $0.7 million related to other activities such as research for additional indications; and
•	an increase of $0.3 million as a result of increased stock-based compensation expense following our IPO in July 2020.

General and Administrative Expense

General and administrative expense increased by $3.2 million to $6.3 million for the nine months ended September 30, 2020 from $3.1 million for the nine months ended September 30, 2019. The increase in general and administrative expense was primarily attributable to an increase in our employee compensation, including stock-based compensation, and benefits related to an increase in the number of general administrative employees, an increase in legal fees related to patents, new contracts and our operations as a public company, and generally higher fees in areas such as audit, tax and information technology to support our growth and support our operations as a public company.

Interest Income

Interest income decreased by $0.6 million to $0.3 million for the nine months ended September 30, 2020 from $0.9 million for the nine months ended September 30, 2019. The decrease was primarily attributable to lower interest rates on investments during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Other Income (Expense), net

Other income (expense), net, consisting primarily of foreign exchange gains and losses, increased by $0.2 million to $0.2 million for the nine months ended September 30, 2020 from less than $0.1 million for the nine months ended September 30, 2019. This increase was driven by cash balances we hold which are denominated in Euros and their related appreciation compared to the U.S. Dollar in the nine months ended September 30, 2020 compared to the same period in 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, and common stock in our IPO. Through September 30, 2020, we had received net cash proceeds of $111.5 million from sales of our convertible preferred stock. In July 2020, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $115.9 million, after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2020, we had cash, cash equivalents and short-term and long-term investments of approximately $171.7 million.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term and long-term investments at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$59,858	$31,605
Short-term investments	99,644	15,527
Long-term investments	12,207	—
Total cash, cash equivalents, and short-term and long-term investments	$171,709	$47,132

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(25,099)	$(13,490)
Net cash used in investing activities	(97,222)	(2,721)
Net cash provided by financing activities	150,798	22,961
Net increase in cash, cash equivalents and restricted cash	$28,477	$6,750

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $25.1 million for the nine months ended September 30, 2020 compared to $13.5 million for the nine months ended September 30, 2019. The increase in cash used in operating activities of $11.6 million was primarily attributable to the increase in our net loss, adjusted for non-cash items, of $13.3 million, primarily due to increased research and development expenses, and an increase in prepaid expenses of $3.8 million. These uses of cash were partially offset by an increase in accounts payable and accruals of $5.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities was $97.2 million for the nine months ended September 30, 2020 compared to $2.7 million for the nine months ended September 30, 2019. The increase in cash used in investing activities of $94.5 million was primarily attributable to purchases of $125.5 million of investments following the closing of our IPO in July 2020. These purchases were offset by an increase of $15.6 million in maturities of investments. We also had increased cash outflows of $0.6 million related to the purchase of property and equipment in the nine months ended September 30, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $150.8 million for the nine months ended September 30, 2020 compared to $23.0 million for the nine months ended September 30, 2019. The increase in cash provided by financing activities of $127.8 million is primarily attributable to $117.0 million in net proceeds raised in our IPO in July 2020 and $33.6 million in net proceeds from the sale and issuance of 23,566,431 shares of Series A-2 Convertible Preferred Stock in June 2020 as compared to net proceeds of $22.9 million from the sale and issuance of Series A-2 Convertible Preferred Stock during the prior year period.

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

As of September 30, 2020, we had cash, cash equivalents and short-term and long-term investments of approximately $171.7 million. We believe that our existing cash, cash equivalents and short-term and long-term investments as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Contractual Obligations

During the three and nine months ended September 30, 2020, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended September 30, 2020, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, our cash equivalents consisted of primarily of short-term money market funds. As of September 30, 2020, our short-term investments consisted of commercial paper, corporate debt securities, U.S. Treasury securities and U.S. government agency debt securities with maturities of less than one year. As of September 30, 2020, our long-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities with maturities greater than one year but less than 18 months. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the primarily short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three or nine months ended September 30, 2020 and 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Senior Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net losses were $45.3 million for the nine months ended September 30, 2020 and $19.7 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $80.0 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of convertible preferred stock and common stock in our initial public offering, or IPO, which closed on July 28, 2020. We have devoted substantially all of our financial resources and efforts to pursuing research and development of our product candidates. We are still in the early stages of development of our lead product candidate, INZ-701. We filed an application with regulatory authorities in the United States in the third quarter of 2020 and an application with regulatory authorities in the United Kingdom in the fourth quarter of 2020, and also plan to file an application with regulatory authorities in Germany in the fourth quarter of 2020, to allow us to initiate clinical development for the treatment of ENPP1 deficiency. We plan to file applications with regulatory authorities in Europe for INZ-701 in the fourth quarter of 2020 to allow us to initiate clinical development for the treatment of ABCC6 deficiency.

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

As of September 30, 2020, we had cash, cash equivalents and short-term and long-term investments of approximately $171.7 million. We believe that our existing cash, cash equivalents and short-term and long-term investments as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

We are early in our development efforts, and all of our product candidates are still in preclinical development. We filed an application with regulatory authorities in the United States in the third quarter of 2020 and an application with the regulatory authorities in the United Kingdom in the fourth quarter of 2020, and plan to file an application with regulatory authorities in Germany in the fourth quarter of 2020, to allow us to initiate clinical development of INZ-701 for the treatment of ENPP1 deficiency. We plan to file applications with regulatory authorities in Europe in the fourth quarter of 2020 to allow us to initiate clinical development INZ-701 for the treatment of ABCC6 deficiency. However, in August 2020, the FDA notified us that the Investigational New Drug Application, or IND, for INZ-701 for the treatment of ENPP1 deficiency that we filed in July 2020 was placed on clinical hold pending the submission of the final data of our ongoing three-month good laboratory practices toxicology studies in mice and non-human primates.  While we expect to complete these studies in the fourth quarter of 2020 and the FDA has not requested any additional preclinical data to resolve the clinical hold, the FDA could nonetheless not lift the clinical hold, whether as a result of a delay in completing the toxicology studies, unexpected results from these studies or for any other reason, and we might not otherwise be able to initiate clinical development of INZ-701 as planned, or at all.

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

We are aware of a number of companies generally pursuing the development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets. For example, SNF472, a calcification inhibitor, is currently in Phase 3 clinical development for calciphylaxis by Sanifit, DS-1211, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in preparation for Phase 2 clinical development for pseudoxanthoma elasticum by Daiichi Sankyo Company, and Inositec has product candidates in preclinical development for calcification inhibitors.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). The Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. Negotiations between the United Kingdom and the European Union towards a trade agreement have been progressing, but latterly have been subject to late negotiation brinksmanship. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.

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

If a product candidate is intended for the treatment of a serious or life threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply for FDA fast track designation. However, a fast track designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In September 2020, we received fast track designation from the FDA for INZ-701 for the treatment of ENPP1 deficiency. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We may seek a Rare Pediatric Disease Designation for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

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

In September 2020, we received rare pediatric disease designation from the FDA for INZ-701 for the treatment of ENPP1 deficiency. However, the FDA may determine that a BLA for INZ-701 or one or more of our other product candidates does not meet the eligibility criteria for a priority review voucher upon approval. While the opportunity to receive a priority review voucher was meant to expire for those companies that had not received a designation by September 30, 2020, Congress authorized a short term extension on that date.   According to these new sunset provisions, after December 11, 2020, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has the designation for the drug and that designation was granted by December 11, 2020.  After December 11, 2022, the FDA may not award any priority review vouchers.  The Creating Hope Reauthorization Act, which was received in the Senate on September 30, 2020, proposes to replace those cutoffs with “September 30, 2024” and “September 30, 2026,” respectively, thus extending the authorized period for rare pediatric disease designation and granting of rare pediatric disease priority review vouchers from the 21st Century Cures Act by four years.  It remains to be seen, however, whether such legislation will be enacted into law.

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

The Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. For example, on January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the Trump administration indicated that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. More recently, on October 9, 2019, President Trump issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment.

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. For example, President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them, which the U.S. Supreme Court is reviewing during its current term. On April 27, 2020, however, the United States Supreme Court reversed the federal circuit decision upholding Congress' denial of such risk corridor funding.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, the U.S. Supreme Court agreed to hear this case. Subsequently, on June 25, 2020, the Trump administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Oral argument in the case is scheduled for November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

On May 11, 2018, the Trump administration issued a plan to lower product prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services will take steps to end the gaming of regulatory and patent processes by product makers to unfairly protect monopolies, advance biosimilars and generics to boost price competition, evaluate the inclusion of prices in makers’ ads to enhance price competition, speed access to and lower the cost of new products by clarifying policies for sharing information between insurers and makers, avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid, work to give Medicare Part D plan sponsors more negotiation power with makers, examine which Medicare Part B prices could be negotiated by Medicare Part D plans, improve the design of the Medicare Part B Competitive Acquisition Program, update Medicare’s drug-pricing dashboard to increase transparency, prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance, and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and price increases.

More recently, President Trump issued five executive orders that are intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's 340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action preceded the finalization of a rulemaking on September 24, 2020 that allows states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

As of November 6, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, owned shares representing approximately 50% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

The trading price of our common stock has been, and is likely to continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 6, 2020, we had 23,372,844 shares of common stock outstanding. This includes the shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing principal stockholders or their affiliated entities. The remaining shares are currently restricted as a result of securities laws or lock-up agreements (which may be waived, with or without notice, by BofA Securities, Inc., Cowen and Company, LLC and Piper Sandler & Co.) but will be able to be sold in the near future, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, beginning 180 days after the completion of our IPO, holders of an aggregate of 13,953,850 shares of our common stock will have rights under our investor rights agreement, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, holders of an aggregate of 1,925,429 shares of our common stock, including shares of our common stock issued upon conversion of our convertible preferred stock and shares of our common stock issued or issuable upon exercise of options, will have rights under our registration rights agreement, subject to specified conditions, to require us to file registration statements covering their shares and to include their shares in registration statements that we may file for ourselves or for other stockholders. In July 2020, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our IPO.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during the three months ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Also included is the consideration, if any, received by us for such equity securities and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission, or the SEC, under which exemption from registration was claimed.

Recent Sales of Unregistered Equity Securities

(a)	Issuances of Preferred Stock

On July 17, 2020, we issued and sold 8,294,360 shares of our Series A-2 convertible preferred stock to an investor as consideration for our purchase of assets from such investor. No underwriters were involved in the foregoing issuance of securities. The securities described in this section (a) of Item 2 were issued to the investor in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act , relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The purchaser received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

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

From July 1, 2020 through the filing of our registration statement on Form S-8 on July 28, 2020,  we issued 16,297 shares of our common stock upon the exercise of stock options outstanding under our 2017 Equity Incentive Plan, as amended, for aggregate consideration of $45 thousand. The stock options and the shares of common stock issued upon the exercise of stock options described in this section (c) were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

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

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-239648), which was declared effective by the SEC on July 23, 2020. BofA Securities, Inc., Cowen and Company, LLC and Piper Sandler & Co. acted as joint book-running managers for our IPO. Wedbush Securities Inc. acted as lead manager for our IPO. The offering commenced on July 23, 2020 and did not terminate until the sale of all of the shares offered.

We received aggregate gross proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $128.8 million, or aggregate net proceeds of approximately $115.9 million after deducting underwriting discounts and commissions and offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of September 30, 2020 as we have continued to fund our operations from proceeds received through our preferred stock financings. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

10.8

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

INOZYME PHARMA, INC.

Date: November 12, 2020	By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Stephen Basso
Stephen Basso
Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)