Form 10-K
period 2020-12-31
Inozyme Pharma, Inc.
filed 2021-03-25
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant’s common stock began trading on the Nasdaq Global Select Market on July 24, 2020. As of March 22, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on March 19, 2021 was approximately $252,391,142.

As of March 19, 2021, the registrant had 23,464,130 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the heading “Summary of Material Risks Associated with our Business” and the “Risk Factors” section and include, among other things:

•

the timing and conduct of our planned Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 deficiencies, including statements regarding the timing of initiation, enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;

•	the timing of our additional planned clinical trial applications for INZ-701 for ENPP1 and ABCC6 deficiencies;
•	the timing and conduct of our planned later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 deficiencies;
•	our plans to conduct research and preclinical testing of INZ-701 for additional indications;
•	our plans to conduct research and preclinical testing of other product candidates;
•	the timing of, and our ability to obtain and maintain, marketing approvals of INZ-701, and the ability of INZ-701 and our other product candidates to meet existing or future regulatory standards;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and short-term and long-term investments;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization and manufacturing capabilities and strategy;
•	our intellectual property position;
•	the impact of COVID-19 on our business and operations;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•

We have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and may never achieve or maintain profitability. Our net losses were $56.4 million for the year ended December 31, 2020 and $19.7 million for the year ended December 31, 2019.

•

We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

•	We have a limited operating history and are very early in our development efforts. We are heavily dependent on the success of our lead product candidate, INZ-701.

•

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to materially and adversely affect our business, financial condition, results of operations and prospects.

•

We cannot be certain of the timely completion or outcome of our preclinical testing and clinical trials. The results of preclinical studies may not be predictive of the results of clinical trials, the results of any early-stage clinical trials we conduct may not be predictive of the results of later-stage clinical trials and our product candidates could be associated with serious adverse events or undesirable side effects.

•

If we are unable to obtain required marketing approvals for, commercialize, manufacture, obtain, maintain and enforce patent protection for, gain market acceptance of or obtain and maintain coverage, adequate pricing and adequate reimbursement from third-party payors for our product candidates, or experience significant delays in doing so, our business will be materially harmed and our ability to generate revenue from product sales will be materially impaired.

•

The design and conduct of our clinical trials for the treatment of ENPP1 or ABCC6 deficiencies may take longer, be more costly or be less effective as a result of the novelty of development in these diseases. We may use new or novel endpoints or methodologies and regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.

•

We currently plan to conduct some clinical trials for our product candidates at sites outside the United States. If the FDA determines that any such trial did not comply with all applicable U.S. laws and regulations, the FDA may not accept the data from that trial, in which case we would likely need to conduct one or more additional clinical trials.

•

We focus our research and product development on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases and capture a significant market share.

•

We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

•

If we are unable to obtain, maintain, enforce and protect patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

•

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

The summary risk factors described above should be read together with the text of the full risk factors set forth in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and the other information set forth in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes, as well as in other documents that we file with the Securities and Exchange Commission. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also harm our business, financial condition, results of operations and future growth prospects.

PART I

Unless the context otherwise requires, we use the term “Inozyme,” “the Company,” “we,” “us,” “our” and similar designations in this Annual Report on Form 10-K to refer to Inozyme Pharma, Inc. and its wholly owned subsidiaries.

Item 1. BUSINESS

Overview

We are a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases of abnormal mineralization impacting the vasculature, soft tissue and skeleton. Through our in-depth understanding of the biological pathways involved in mineralization, we are pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in a critical mineralization pathway and that defects in these genes lead to abnormal mineralization. We are initially focused on developing a novel therapy to treat the rare genetic diseases of ENPP1 and ABCC6 deficiencies.

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct a defect in the mineralization pathway caused by ENPP1 and ABCC6 deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with neointimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels. We have generated robust preclinical proof of concept data demonstrating that in animal models INZ-701 prevented pathological calcification, led to improvements in overall health and survival and prevented neointimal proliferation. In addition, an earlier murine research version of INZ-701 achieved survival benefit in a mouse model. We plan to advance INZ-701 into two separate Phase 1/2 clinical trials, one in patients with ENPP1 deficiency in the United States and in Europe and another in patients with ABCC6 deficiency in Europe. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency. The FDA has also granted orphan drug designation to INZ-701 for ABCC6 deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 deficiency, and rare pediatric disease designation from the FDA for INZ-701 for the treatment of ENPP1 deficiency.

In December 2020, the FDA cleared our Investigational New Drug Application, or IND, for INZ-701 for the treatment of ENPP1 deficiency, after our submission of a final study report for the three-month toxicology studies as recommended by the FDA and the resolution of a previously imposed clinical hold, and the United Kingdom Medicines and Healthcare Products Regulatory Agency, or MHRA, authorized our Clinical Trial Application, or CTA, for a Phase 1/2 clinical trial evaluating INZ-701 in adults with ENPP1 deficiency. We expect to initiate our Phase 1/2 clinical trial in the first half of 2021 and report preliminary safety and biomarker data in the second half of 2021.We expect to file subsequent CTAs with the regulatory authorities in Europe to allow us to initiate clinical development in Europe in the first half of 2021.

Subject to regulatory clearance of CTAs to be filed in Europe in the first half of 2021, we expect to initiate our planned Phase 1/2 clinical trial of INZ-701 in Europe for the treatment of ABCC6 deficiency by mid-2021 and to report preliminary safety and biomarker data by the end of 2021.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of abnormal mineralization, including those without a clear genetic basis. We are also currently exploring the potential for development of a gene therapy for ENPP1 deficiency.

A metabolic pathway that has been conserved throughout evolution in higher organisms is the key to regulating mineralization in the human body. If the proper function of this pathway is altered or disturbed, then both genetic and non-genetic diseases and conditions involving abnormal mineralization can result. In a properly functioning mineralization pathway, ENPP1 is responsible for converting extracellular molecules of adenosine triphosphate, or ATP, to pyrophosphate, or PPi, a regulator of calcium deposition throughout the body. ENPP1 is also responsible for converting extracellular ATP into a precursor of adenosine, a regulator of neointimal proliferation. A defect in the ENPP1 gene results in low levels of PPi, leading to abnormal mineralization in the vasculature and soft tissues, and in low levels of adenosine, leading to neointimal proliferation and narrowing of blood vessels and potential development of cardiovascular disease. In a properly functioning mineralization pathway, ABCC6 is responsible for transporting ATP from inside a cell to outside the cell. A defect in the ABCC6 gene reduces the extracellular ATP available to be used by ENPP1, thus also resulting in low levels of PPi and adenosine and leading to abnormal mineralization and neointimal proliferation.

ENPP1 and ABCC6 deficiencies are chronic, systemic, and progressive diseases occurring over the course of a patient’s lifetime, starting as early as fetal development and spanning into adulthood. These diseases represent a significant unmet medical need, with high mortality rates for infants with ENPP1 deficiency and high levels of morbidity occurring for patients with these diseases throughout their lives. ENPP1 deficiency is estimated to occur in approximately one in 200,000 births, and we believe there are between 11,000 and 12,000 patients worldwide with ENPP1 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 deficiency. ABCC6 deficiency is estimated to afflict approximately one per 50,000 individuals, and we believe there are more than 67,000 patients worldwide with ABCC6 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 deficiency. There are currently no approved therapies for either ENPP1 or ABCC6 deficiency. Currently available treatments are seeking to minimize the manifestations of these diseases.

We conducted what we believe is the largest retrospective, cross-sectional natural history study of 127 patients with a presumed diagnosis of ENPP1 deficiency. Preliminary results from this study suggest that the spectrum of manifestations for ENPP1 deficiency includes an infantile phase, a pediatric phase and an adult phase. Infants with ENPP1 deficiency have pathological vascular calcification, which has been referred to in the medical literature as generalized arterial calcification of infancy, or GACI, in which abnormal mineralization and neointimal proliferation result in narrowed blood vessels that can cause heart and kidney failure. Approximately 45% to 50% of infants with ENPP1 deficiency die within 12 months of birth. In childhood and adulthood, the survivors with ENPP1 deficiency experience ongoing risk for vascular calcification and organ dysfunction, debilitating rickets, which has been referred to in the medical literature as autosomal-recessive hypophosphatemic rickets type 2, or ARHR2, skeletal deformity, short stature, osteomalacia, and severe bone and joint pain, fatigue, muscle weakness, hearing loss, and are at risk for bone fractures, all symptoms that lead to poor quality of life and function. We plan to conduct a prospective, longitudinal natural history study of patients with ENPP1 deficiency designed to test and validate our findings from the retrospective natural history study.

ABCC6 deficiency is associated with pathological mineralization in blood vessels and soft tissues throughout the body resulting in significant morbidity, including blindness, potentially life-threatening cardiovascular complications and skin calcification. Some infants with ABCC6 deficiency are diagnosed with a vascular calcification condition resembling the acute infantile form of ENPP1 deficiency. In older patients, ABCC6 deficiency presents as pseudoxanthoma elasticum, or PXE, a rare disorder in which individuals develop calcification of soft connective tissues, including in the eyes, cardiovascular system and skin.

Our lead product candidate, INZ-701, targets the restoration of a normal balance in PPi and adenosine. In our preclinical studies conducted in ENPP1-deficient mouse models, dosing with INZ-701 resulted in increased plasma PPi levels, reduction in calcium deposits in a variety of tissues, prevention of calcification in the heart and aorta, and improvements in overall health. In ABCC6-deficient mouse models, dosing with INZ-701 also increased plasma PPi levels and reduced calcification in key tissues. In addition to normalizing levels of PPi, in preclinical studies, INZ-701 prevented neointimal proliferation in both wild-type and ENPP1-deficient mice, which we believe is attributable to increased levels of adenosine.

Beyond ENPP1 and ABCC6 deficiencies, we believe that INZ-701 has the potential to provide therapeutic benefit to patients suffering from additional diseases of abnormal mineralization related to low PPi levels and diseases of neointimal proliferation related to low levels of adenosine, including diseases without a clear genetic basis. For example, calciphylaxis, a manifestation of chronic kidney disease, or CKD, may represent a particularly attractive area for drug development for abnormal mineralization. Calciphylaxis is characterized by pathological calcification of the vasculature in the skin and fat leading to skin ulcers, likely as a result of low PPi levels. There are currently no approved therapies for calciphylaxis, and the condition has a reported one-year survival rate of approximately 50%. We are currently in the early stages of development of INZ-701 for the treatment of calciphylaxis and are aware of competition at a more advanced stage of clinical development for this disease.

We retain worldwide, exclusive development and commercialization rights to our pipeline and programs, including INZ-701. Our current development programs are protected through exclusive intellectual property rights, including with filed and issued patents covering composition of matter for ENPP1-Fc fusion proteins, including INZ-701, and methods of treatment. We obtained an exclusive, worldwide license to our foundational intellectual property rights from Yale University, or Yale, in January 2017. In July 2020, we entered into an intellectual property asset purchase agreement with Alexion Pharmaceuticals, Inc., or Alexion, pursuant to which Alexion sold and assigned to us its right, title and interest in and to specified patent rights and other specified assets solely related to ENPP1.

We have assembled a leadership team with a strong track record and experience in building and managing biopharmaceutical companies and in rare disease research, development and commercialization. Our executives have experience, in particular, in developing new markets, obtaining marketing approval for and commercializing therapies for rare diseases that had not previously been the focus for drug development. Axel Bolte, our President and Chief Executive Officer and a co-founder of our company, previously had a successful career in healthcare venture capital, investing in and serving on the boards of directors of multiple private and public biopharmaceutical companies. Members of our science and medical leadership team previously led various discovery, development and manufacturing programs at Genzyme Corp., Sanofi S.A., Amgen Inc., BioMarin Pharmaceutical, Inc., Alexion, Pfizer Inc., Ultragenyx Pharmaceutical Inc., IMARA Inc., Vtesse (later acquired by Sucampo Pharmaceuticals, Inc.) and GlaxoSmithKline, among other companies. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and sales of our common stock in our initial public offering, or IPO.

Strategy

Our goal is to develop and commercialize safe and effective therapies for the treatment of patients suffering from a broad range of genetic and non-genetic diseases of abnormal mineralization. The critical components of our strategy to achieve this goal include:

•

Efficiently advance clinical development for our lead product candidate, INZ-701, with an initial focus on ENPP1 and ABCC6 deficiencies. We have generated robust preclinical proof of concept data in animals that recapitulate human disease. We expect to initiate our Phase 1/2 clinical trial of INZ-701 for the treatment of ENPP1 deficiency in the first half of 2021 and report preliminary safety and biomarker data in the second half of 2021. Subject to regulatory clearance of CTAs to be filed in Europe in the first half of 2021, we expect to initiate our planned Phase 1/2 clinical trial of INZ-701 in Europe for the treatment of ABCC6 deficiency by mid-2021 and to report initial preliminary safety and biomarker data by the end of 2021. We believe that our clinical strategy of linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy may provide an efficient path for development and availability of clinical data.

•

Expand our research and development efforts for INZ-701 in additional diseases of abnormal mineralization and for other therapies beyond INZ-701. Based on its mechanism of action, we believe that INZ-701 has the potential to normalize plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene, including patients with calciphylaxis. As a science-driven company, we also plan to continue to apply our expertise to identify and develop new therapeutics for diseases of abnormal mineralization. For example, we are currently exploring the potential for development of a gene therapy for ENPP1 deficiency.

•

Establish commercialization infrastructure for the marketing and sale of INZ-701 for rare indications. We retain worldwide, exclusive development and commercialization rights to INZ-701. Given the limited number of specialists who treat the rare diseases we are initially pursuing, we believe that we will be able to commercialize INZ-701, if approved, in these indications with a small, targeted, internal sales and commercial organization in the United States and other major markets. Our executives have a strong track record and experience in developing new markets, obtaining marketing approval for and commercializing therapies for rare diseases that had not previously been the focus for drug development. We may explore the use of a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in smaller markets outside the United States or for other situations in which a larger sales and marketing organization is required.

•

Build a patient-focused company to treat diseases of abnormal mineralization. We intend to continue to engage with patient advocacy groups, medical centers of excellence and medical specialists in an effort to expeditiously bring our therapy to patients. In building a patient-focused company to address the needs of both genetically defined and broader patient populations, we are working with clinicians and patient organizations to better understand the symptoms and consequences of diseases of abnormal mineralization and to increase awareness of the commonalities among these diseases. We have completed a retrospective, cross-sectional natural history study of patients who had GACI or any presentation of ENPP1 deficiency. We have also completed a burden of disease study in ENPP1 deficiency and ABCC6 deficiency with GACI Global, a patient advocacy organization dedicated to bettering the lives of families affected by GACI and/or ARHR2 to characterize the burden of disease and understand the systemic progression of disease from the perspective of a patient and/or caregiver. We have several ongoing and planned programs, including a prospective natural history study, which we plan to initiate in the first half of 2021. We believe that the findings from this study and others like it will be important in supporting future trial design and patient enrollment.

•

Continue to expand our scientific understanding of abnormal mineralization, our related intellectual property portfolio and our rights to complementary technologies. We intend to continue to pursue new scientific and therapeutic insights to position ourselves as leaders in the treatment of diseases of abnormal mineralization impacting the vasculature, soft tissue and skeleton. Both in our company laboratory and in collaboration with academic and research institutions, we plan to continue to conduct translational experiments, validate disease models and evaluate new treatment modalities in our area of focus. Our current development programs are protected through exclusive intellectual property rights, including with filed and issued patents covering composition of matter for ENPP1-Fc fusion proteins, including INZ-701, and methods of treatment. We expect to expand the breadth of our intellectual property portfolio over time to incorporate novel insights we obtain through our research. In addition, we may further expand our development pipeline by opportunistically in-licensing or acquiring the rights to complementary technologies and product candidates. For example, in July 2020, we expanded our intellectual property portfolio when we acquired specified patent rights and other specified assets related to ENPP1 from Alexion.

Pipeline

Our lead development programs, for which we retain worldwide, exclusive development and commercialization rights, are summarized in the table below.

Pathological Diseases of Abnormal Mineralization: A Significant Unmet Need

Mineralization is a biological process during which an organism deposits hydroxyapatite, an organic extracellular matrix that gives rise to essential structures, such as bone and teeth in humans. In human development, this normal mineralization process begins as early as fetal development and continues throughout life. Diseases of abnormal mineralization have high levels of morbidity and mortality and can have a genetic and non-genetic basis.

The Mineralization Pathway

A metabolic pathway that has been conserved throughout evolution in higher organisms is the key to regulating mineralization in the human body. Multiple enzymes and other proteins perform sequential reactions in this pathway as part of a normal mineralization process.

In a properly functioning mineralization pathway, the protein encoded by the ABCC6 gene (ATP-Binding Cassette in the C6 family) located on the cellular membrane is responsible for transporting adenosine triphosphate, or ATP, from inside a cell to outside the cell. The enzyme encoded by the ENPP1 gene (ectonucleotide pyrophosphatase/phosphodiesterase 1) then cleaves ATP into pyrophosphate, or PPi, and adenosine monophosphate, or AMP. PPi is a potent regulator of mineralization and, in particular, controls the rate of calcium crystal deposition in bone. AMP is further metabolized into adenosine, a potent regulator of cellular proliferation that, in particular, modulates a blood vessel’s response to injury and is responsible for preventing neointimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels.

The normal function of this mineralization pathway is depicted in the figure below.

Pathology of Diseases of Abnormal Mineralization

If the proper function of the key mineralization pathway is altered or disturbed, then both genetic and non-genetic diseases and conditions involving abnormal mineralization can result. Genetic mutations affecting ENPP1, a critical enzyme in the mineralization pathway, result in low levels of PPi and AMP, a precursor of adenosine. Genetic mutations affecting ABCC6, a critical protein in the mineralization pathway, decrease the availability of extracellular ATP required for proper ENPP1 function and give rise indirectly to low levels of PPi and AMP, a precursor of adenosine.

Low levels of PPi lead to abnormal mineralization and pathological calcification in areas of the body where it should not occur, referred to as ectopic calcification. This ectopic calcification occurs in the vasculature and soft tissue, including multiple organ systems, and results in disease. The heart, kidney, and skin are especially vulnerable to the effects of abnormal mineralization and pathological, ectopic calcification. Pathological, ectopic calcification in blood vessels inside bones can also interfere with normal skeletal mineralization. Low levels of adenosine lead to the narrowing and obstruction of blood vessels caused by neointimal proliferation and potential development of cardiovascular disease. ENPP1 and ABCC6 deficiencies are chronic, systemic, and progressive diseases occurring over the course of a patient’s lifetime, starting as early as fetal development and spanning into adulthood.

The consequences of genetic mutations affecting ENPP1 are depicted in the figure below.

The consequences of genetic mutations affecting ABCC6 are depicted in the figure below.

ENPP1 Deficiency and Disease Manifestations

ENPP1 deficiency is a rare, inherited, genetic inborn error of metabolism caused by inactivating mutations in the ENPP1 gene. The condition is inherited as a recessive trait in which mutations in the ENPP1 gene result in decreased or absent activity of the ENPP1 enzyme. ENPP1 deficiency results in low plasma levels of PPi and neointimal proliferation, and is a single, chronic, systemic, and progressive disease with high mortality and morbidity. The spectrum of manifestations for ENPP1 deficiency includes an infantile phase, a pediatric phase and an adult phase.

In the acute infantile phase, which has been referred to as GACI in the medical literature, ENPP1 deficiency is characterized by narrowing of large and medium arteries caused by severe and pathological vascular calcification and neointimal proliferation, resulting in dysfunction and potential failure of major organs, such as the heart and kidneys. The disease can be diagnosed prenatally when an ultrasound shows characteristic calcifications in the fetus. Infants with ENPP1 deficiency have clinical signs of hypertension, heart disease and kidney disease even at birth. Mortality caused by ENPP1 deficiency is at the highest during the infantile phase and occurs predominantly in the first 12 months of life. Approximately 45% to 50% of infants with ENPP1 deficiency die within 6 months of birth. If they survive the crisis of infancy during the first 6 months of life, individuals with ENPP1 deficiency are likely to survive through adolescence and beyond, but with significant morbidity and a low quality of life.

In the pediatric phase, in addition to continuing vascular and organ calcification, ENPP1 deficiency is characterized by the onset of rickets, which has been referred to in the medical literature as autosomal-recessive hypophosphatemic rickets type 2, or ARHR2. This is associated with an excess circulating concentration of a hormone known as fibroblast growth factor-23 (FGF23), which in turn causes the kidneys to waste phosphate, giving rise to rickets. ENPP1 deficiency is also associated with severe skeletal deformities, short stature, and severe bone pain. In addition, children with ENPP1 deficiency may experience excess calcification in joints and ligaments and dental problems caused by disrupted tooth movement and exfoliation. Early onset of hearing loss has also been reported in these children. Patients with pediatric ENPP1 deficiency experience impaired growth and development and generally decreased quality of life, including impaired ability to engage in normal childhood activities.

In the adult phase following closure of the bone growth plates at the end of adolescence, in addition to continuing vascular and organ calcification, patients with ENPP1 deficiency continue to have osteomalacia, severe bone pain, fatigue, muscle weakness and risk of recurring bone fractures. Adults with ENPP1 deficiency experience significant functional and cognitive impairment and generally decreased quality of life, including impaired activities of daily living.

The graphs below, adapted from a third-party study, show that patients with ENPP1 deficiency have decreased levels of PPi and elevated levels of ATP in the plasma. This study measured plasma levels of PPi and plasma levels of ATP in healthy volunteers between 19 and 40 years of age and in patients with ENPP1 deficiency between the ages of one month and 19 years of age. A p-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than 5% likelihood that the observed results occurred by chance. Values are presented as the mean ± standard deviation (SD). In these graphs, the symbol ** represents a p-value of less than 0.005 and the symbol *** represents a p-value of less than 0.001.

Source: Nitschke et al. Experimental & Molecular Medicine (2018)

Retrospective Natural History Study

We conducted what we believe is the largest retrospective, cross-sectional, natural history study of infants, children and adults who had GACI or any presentation of ENPP1 deficiency, including subjects with the acute form of ABCC6 deficiency who were diagnosed with GACI as infants. The U.S. National Institutes of Health, or NIH, and the University of Münster in Germany contributed data on 127 subjects across 18 countries to this natural history study. Preliminary results from the study suggest that ENPP1 deficiency, regardless of its phenotypic manifestation or original diagnosis as GACI or ARHR2, appears to be a chronic, systemic, and progressive disease that occurs over the course of a patient’s lifetime.

As shown in the graph below, in our natural history study, arterial calcification preceded skeletal abnormalities, which preceded postnatal rickets. This data is shown using a Kaplan–Meier curve, also known as the product limit estimator, a non-parametric statistic used to estimate the probability of an event occurring given a defined time frame. While they occur at a defined rate, these manifestations occur simultaneously and concurrently following birth. The data indicate that the condition referred to as GACI in the medical literature is not independent of the condition referred to as ARHR2 in the medical literature. Preliminary results from our study suggest that arterial calcification and rickets are inseparable and dependent phenomena of ENPP1 deficiency.

The data also suggest that patients who survive their first 12 months of life continue developing a systemic, progressive disease involving arterial, skeletal and other organ calcifications, leading to physiological dysfunction across many systems. The graph below shows the Kaplan–Meier curve demonstrating systemic progression of the disease. The following manifestations of disease occur in progression: arterial calcification, cardiac dysfunction, organ calcification, pulmonary dysfunction and neurological dysfunction.

The data suggest that arterial calcification, organ calcification and organ dysfunction proceed in a progressive manner, with organ-specific symptoms emerging sequentially with time well into adulthood.

Based on our retrospective natural history study, we believe that ENPP1 deficiency is characterized by concurrent onset of manifestations, albeit at different rates, and that ENPP1 deficiency is a chronic, systemic, and progressive disease.

We plan to initiate a prospective, longitudinal natural history study of patients with ENPP1 deficiency in the first half of 2021 designed to test and validate our findings from the retrospective natural history study.

ENPP1 Deficiency Incidence and Prevalence; Current Standard of Care

ENPP1 deficiency is estimated to occur in approximately one in 200,000 births, and we believe there are between 11,000 and 12,000 patients worldwide with ENPP1 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 deficiency. There are approximately 200 published cases of ENPP1 deficiency in the medical literature. To gather more information about patient symptoms and diagnoses of ENPP1 deficiency, we conducted an online physician survey in 2019. In our survey, which included select physician specialties in the United States, Canada and five major European countries, we identified 623 alive patients in these countries affected by ENPP1 deficiency following completion of 1,001 physician-conducted patient surveys. We have also completed an epidemiological study that projects the worldwide prevalence of ENPP1 deficiency. Based on this study and our physician survey, we believe that there are approximately 11,850 patients worldwide with ENPP1 deficiency.

There are currently no approved therapies for ENPP1 deficiency. Currently available treatments are seeking to minimize the manifestations of this disease. Some retrospective studies have reported potential therapeutic effect in infants of the bisphosphonate etidronate, a first-generation bisphosphonate developed to treat osteoporosis. However, these findings have been controversial due to selection bias in the study. In addition, etidronate has been discontinued in the United States, and bisphosphonate use can be associated with longer term adverse effects on skeletal development. Administration of vitamin D3 and oral phosphate are sometimes used to address the rickets of ENPP1 deficiency, although use of oral phosphate may actually increase the risk of pathological calcification. In a third-party healthy volunteer study, treating PPi deficiency by adjusting the diet was an inefficient process, with only a small fraction of dietary PPi being absorbed.

ABCC6 Deficiency and Disease Manifestations

ABCC6 deficiency is a rare, inherited, genetic inborn error of metabolism caused by inactivating mutations in the ABCC6 gene. The systemic and progressively debilitating condition is inherited as a recessive trait in which mutations in the ABCC6 gene result in decreased or absent activity of the ABCC6 protein.

ABCC6 deficiency results in low plasma levels of ATP and PPi and is associated with pathological mineralization in blood vessels and soft tissues throughout the body, resulting in significant morbidity, including blindness, potentially life-threatening cardiovascular complications and skin calcification. The pathological mineralization associated with ABCC6 deficiency is the result of ectopic calcification in elastic fibers. Elastic fibers are a component of connective tissue, which provides strength and flexibility to structures throughout the body. Ectopic calcification can affect function in elastic fibers in the eyes, blood vessels and skin, and less frequently in other areas such as the digestive tract.

Some infants with ABCC6 deficiency are diagnosed with a vascular calcification condition resembling the acute infantile form of ENPP1 deficiency. In older patients, ABCC6 deficiency presents as pseudoxanthoma elasticum, or PXE, a rare disorder in which individuals develop calcification of soft connective tissues, including in the eyes, cardiovascular system and skin.

Individuals with PXE often have abnormalities in the eyes, such as a change in the pigmented cells of the retina or angioid streaks that occur when tiny cracks form in the elastic membrane, referred to as Bruch’s membrane, under the retina. Bleeding and scarring of the retina occur as well as choroidal neovascularization, which can cause vision loss. A recent report stated that 37% of PXE patients over the age of 50 experienced visual impairment and 15% were legally blind. Pathological mineralization of the blood vessels that carry blood from the heart to the rest of the body may cause other signs and symptoms of PXE. Ectopic calcification narrows blood vessels, particularly in the lower extremities, and leads to claudication, characterized by cramping and pain during exercise due to decreased blood flow to the arms and legs. Individuals with PXE may also have yellowish bumps called papules on their neck, underarms and other areas of the skin surrounding joint bends. These papules coalesce, and the skin becomes loose and wrinkled and are an indication of a general systemic pathological soft tissue calcification process.

Neointimal proliferation is also a pathophysiological feature of PXE. Narrowing of blood vessels accelerates in PXE patients, resulting in higher than normal cardiovascular incidents, such as ischemic stroke and early myocardial infarctions. The number of PXE patients with cardiovascular involvement is estimated at more than 21,000 worldwide. Bleeding in the gastrointestinal tract, in particular the stomach, has been reported to occur in approximately 13% of PXE patients.

The graphs below, adapted from a third-party study, show that patients with PXE have decreased levels of PPi and ATP in the plasma. This study measured plasma levels of PPi and plasma levels of ATP in healthy volunteers with an average age of 45 years (SD 11 ± years) and in patients with PXE with an average age of 46 years (SD ± 13 years). A p-value is a conventional statistical method for measuring the statistical significance of clinical results. Values are presented as the mean ± SD. In these graphs, the symbol ### represents a p-value of less than 0.005.

PPi
2.5
2.0
1.5
1.0
0.5
0.0
µmol/L
###
CTRL
n=29
PXE
n=25
ATP
2.5
2.0
1.5
1.0
0.5
0.0
µmol/L
###
CTRL
n=17
PXE
n=18

Source: Kauffenstein, et al. J Inv Derm 2018

ABCC6 Deficiency Incidence and Prevalence; Current Standard of Care

ABCC6 deficiency is estimated to afflict approximately one per 50,000 individuals, with the disease being diagnosed twice as frequently in females as in males, and we believe there are more than 67,000 patients worldwide with ABCC6 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 deficiency.

There are currently no approved therapies for ABCC6 deficiency. Currently available treatments are seeking to minimize the manifestations of this disease. Ophthalmic symptoms are typically treated with intravitreal injections of vascular endothelial growth factor inhibitors to slow the progression of choroidal neovascularization. However, damage to Bruch’s membrane in these patients leads to continued and recurring choroidal neovascularization, causing vision loss. The current treatment approach for slowing or limiting the cardiovascular manifestations of PXE is based on the reduction of cardiovascular risk factors through lifestyle changes or in some cases by taking cholesterol-lowering agents. In the event of severe vascular disease, patients may undergo standard surgical bypass or angioplasty procedures.

Non-genetic Implications of Pathological Mineralization

Abnormal mineralization and neointimal proliferation may also manifest in non-genetic diseases, such as calciphylaxis. Calciphylaxis, a manifestation of CKD, is associated with low levels of PPi and is characterized by pathological calcification of the vasculature in the skin and fat leading to skin ulcers. This disease has a reported one-year survival rate of approximately 50%. Calciphylaxis affects between 1% and 4% of patients with end stage renal disease. The estimated incidence of calciphylaxis is at least 1,800 new patients per year in the United States. There are currently no approved therapies for calciphylaxis, although use of sodium thiosulfate, a chelating agent intended to lower calcium content in the blood, reportedly improves wound healing. Patients also are often advised to maintain a low phosphate diet. Neointimal proliferation in the vasculature is a hallmark of a number of non-genetic diseases in which arteries have been damaged or disrupted by insertion of a stent, bypass graft occlusion, transplant vasculopathy or inflammation known as arteritis.

Our Solution: INZ-701

Overview of INZ-701

INZ-701 is a soluble, recombinant protein containing the extracellular domain of native human ENPP1 fused to the Fc domain of the immunoglobulin IgG1. In its native form, ENPP1 is a transmembrane enzyme with a modular structure consisting of a short intracellular domain, a single transmembrane domain and an extracellular domain that contains a conserved catalytic site responsible for enzymatic activity. ENPP1 is expressed predominantly in the liver and, to a lesser extent, in the kidney and bone. INZ-701 contains the extracellular soluble domain of ENPP1 fused to the Fc domain of IgG1 to minimize immunogenicity, stabilize the construct, increase the plasma half-life and allow ease of purification.

The presumed crystal structure of INZ-701 is depicted in the figure below.

INZ-701 is designed to replace the lost enzymatic function of genetically deficient ENPP1 by restoring the normal balance in PPi and adenosine for ENPP1 deficiency and providing therapeutic effect to treat other diseases, like ABCC6 deficiency, involving low PPi levels. In contrast to native ENPP1, INZ-701 is a soluble protein that is designed to circulate throughout the body and access extracellular ATP and other nucleotide proteins. Like native ENPP1, INZ-701 cleaves ATP into PPi and AMP, a precursor of adenosine. Pharmacologically, INZ-701 is designed to have prolonged distribution and elimination phases, leading to steady-state concentrations in the blood over time and making dosing possible at infrequent intervals, potentially as long as weekly. INZ-701 is formulated for subcutaneous delivery.

In our preclinical studies conducted in ENPP1-deficient mouse models, dosing with INZ-701 resulted in increased plasma PPi levels, reduction of ectopic calcium deposits in a variety of tissues, prevention of calcification in the heart and aorta, and improvements in overall health. In ABCC6-deficient mouse models, dosing with INZ-701 also increased plasma PPi levels and reduced calcification in key tissues. In addition to normalizing levels of PPi, in preclinical studies, INZ-701 prevented neointimal proliferation in both wild-type and ENPP1-deficient mice, which we believe is attributable to increased levels of adenosine. The nonclinical INZ-701 toxicology studies that we conducted in two animal species showed no systemic adverse effects at doses that significantly exceeded potential human doses.

The FDA has granted orphan drug designation, fast track designation and rare pediatric disease designation to INZ-701 for the treatment of ENPP1 deficiency and has granted orphan drug designation to INZ-701 for ABCC6 deficiency. The EMA has also granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency.

INZ-701: Preclinical Results and Data

We determined preclinical proof of concept for INZ-701 using multiple mouse models containing inactivated genes for ENPP1. In these ENPP1-deficient mouse models, the animals have an increased propensity for vascular calcification and replicate key aspects of human disease due to ENPP1 deficiency. For example, an asj mouse contains a missense mutation in the ENPP1 gene and develops severe vascular calcification and skeletal abnormalities. In these mice, vascular calcification develops in newborn pups beginning around two weeks of age to fourteen weeks of age. This vascular calcification resembles that seen in human disease in infants due to ENPP1 deficiency, although in humans, extensive vascular calcification begins as early as fetal development.

In our preclinical studies, we also used an ABCC6 mouse model with targeted ablation of the ABCC6 gene. In these mice, ectopic calcification in tissues resembles that seen in human disease due to ABCC6 deficiency. ABCC6 is primarily expressed in the liver. In mice, ABCC6 is responsible for approximately 90% of the levels of extracellular ATP, the primary source of extracellular PPi. Mice in which the gene for ABCC6 has been inactivated exhibit significantly reduced levels of extracellular PPi in blood.

Increase in PPi

As a result of an ENPP1 gene mutation, asj mice have very low or nondetectable levels of circulating PPi. Treatment of these mice with 0.2 mg/kg, 1 mg/kg or 5 mg/kg of INZ-701 by subcutaneous injection every other day for a period of eight weeks led to significant increases in ENPP1 enzyme activity and PPi levels in plasma to approximately wild-type levels. These increases compensated for the loss of ENPP1 activity in this strain of mice. Mice treated with vehicle control lacked any ENPP1 activity and plasma PPi, as expected.

The results of these initial studies are shown in the graphs below.

In addition to its ability to increase PPi levels in ENPP1-deficient mice, these initial studies showed that it is possible to administer doses of INZ-701 that normalized PPi levels in mice. We believe that increasing the amount of ENPP1 enzymatic activity by administration of INZ-701 could lead to further increases of PPi. We further believe this suggests that ENPP1 has the potential to provide therapeutic benefit in non-genetic diseases that involve ectopic calcification.

We also believe that our preclinical findings provide strong support for the eventual use of INZ-701 to treat patients with ABCC6 deficiency. Individuals with PXE have dysfunctional ABCC6 and decreased levels of plasma PPi due to deficiencies in exporting ATP from within the cell. In studies in mice with defects in the ABCC6 gene, plasma PPi levels are significantly reduced relative to wild-type mice but still higher than those seen in asj mice, which have an inactivated ENPP1 gene. In other studies, overexpression of ENPP1 in asj mice containing inactivated ENPP1 normalized plasma PPi levels. Addition of the same transgene of ENPP1 in ABCC6 mutant mice normalized PPi levels, suggesting that even in the case of limiting extracellular ATP, an increase in ENPP1 activity led to the formation of additional PPi.

Studies in mice with a genetic defect in ABCC6 led to the hypothesis that low levels of plasma PPi in patients with ABCC6 deficiency contributes to ectopic calcification. In studies in ABCC6-deficient mice, vascular calcification was correlated with plasma PPi level and overexpression of ENPP1 through transgene expression led to high levels of PPi resulting in significant reductions in cardiac calcium deposits. We believe these findings confirm the link between ABCC6, PPi and calcification. It also suggests that increasing plasma PPi in PXE patients offers potentially significant therapeutic benefit.

To further illustrate the potential of our approach, we dosed ABCC6-deficient mice with 1 mg/kg of INZ-701 and vehicle control for eight weeks. Treatment with INZ-701 resulted in an increase in plasma PPi levels consistent with those in normal healthy mice. The increase in plasma PPi levels was also associated with a decrease in pathological calcification of the eye, a target organ for ABCC6 deficiency and patients with PXE. The results of this study are shown in the graphs below. We believe these data support the use of INZ-701 in patients who carry mutations in the gene for ABCC6 and have soft tissue calcification due to low PPi levels.

The above findings in ABCC6-deficient mice were also observed in another study, as shown in the graph below, where doses of mENPP1-Fc, a research version of INZ-701 containing a mouse Fc domain, ranging from 2 mg/kg to 8 mg/kg increased plasma PPi levels to wild-type levels. We believe that the data from these two studies in ABCC6-deficient mice suggest the potential of ENPP1-Fc fusion proteins to increase plasma PPi levels and thereby reduce abnormal tissue calcification.

Reduction of Calcification

Asj mice fed a diet rich in phosphorous and low in magnesium, referred to as an acceleration diet, develop a number of complications due to calcification defects. These defects limit their locomotion, restrict their growth, cause calcium deposits in the vasculature and soft tissues and lead to a shortened lifespan. We dosed mice on the acceleration diet, starting at week two, with both INZ-701 and vehicle control every other day for eight weeks. INZ-701 delivered to asj mice at doses of 0.2 mg/kg, 1 mg/kg and 5 mg/kg significantly reduced ectopic calcification in the kidney, spleen, lung and liver. As shown in the graphs below, treatment with as little as 0.2 mg/kg of INZ-701 reduced calcium deposits in all tissues, and mice treated with 5 mg/kg of INZ-701 showed no differences in calcification compared to wild-type controls.

We obtained evidence of changes in vascular calcification in asj mice on the acceleration diet by carrying out scans of the heart and aorta using a technique known as high resolution micro computed tomography, or micro CT. All nine asj mice dosed with vehicle control showed variable but extensive calcification in the aorta, coronary artery and heart. All nine asj mice dosed with 0.2 mg/kg of INZ-701 showed a pattern and intensity of calcification signals similar to that shown when mice were dosed with vehicle control. In almost all cases, increasing the dose of INZ-701 to 1 mg/kg or 5 mg/kg completely prevented calcification in the heart and in the aorta. Only one out of nine mice from the 1 mg/kg group showed some evidence of cardiovascular calcification. Treatment with 5 mg/kg of INZ-701 completely prevented calcification in the heart and aorta in all eight mice dosed in the 5 mg/kg group. The dose response and degree of calcification measured by micro CT of the heart and aorta for each mouse in this study are illustrated below in increasing shades of blue and green. We believe these results suggest that INZ-701 may have the ability to significantly reduce the extent of ectopic calcification due to ENPP1 deficiency. In the study represented by the illustration below, the p-value for the degree of calcification for asj mice dosed with INZ-701 compared to asj mice dosed with vehicle control was 0.5341 for the 0.2 mg/kg group and 0.0004 for both the 1 mg/kg group and 5 mg/kg group.

To investigate whether increasing plasma PPi levels would prevent ectopic calcification in ABCC6-deficient mice, we dosed ABCC6-deficient mice with 2 mg/kg of INZ-701, 10 mg/kg of INZ-701 or vehicle control from two weeks of age for eight weeks every other day. At 10 weeks of age, all of the mice were euthanized and the mineralization and blood biochemistry was measured. In this study, ABCC6-deficient mice exhibited low plasma PPi levels and significantly increased muzzle skin calcification. However, treatment of ABCC6-deficient mouse with INZ-701 caused a significant increase in plasma PPi at doses of 2 mg/kg and 10 mg/kg and a significant reduction in the extent of calcification noted in the muzzle skin to wild-type levels.  This increase in plasma PPi levels in the ABCC6-deficient mice contributed to the reduction in pathological tissue calcification.  We believe that these data suggest that ABCC6 deficiency contributes to increased ectopic calcification and that ENPP1, through PPi, may be able to reduce the extent of calcification. In this graph, the symbol * represents a p-value of less than 0.005 and the symbol **** represents a p-value of less than 0.0001 relative to ABCC6 deficient mice treated with vehicle.

Overall Health and Survival

In addition to the measured changes in calcium deposition, treatment of asj mice with 0.2 mg/kg, 1 mg/kg or 5 mg/kg of INZ-701 and vehicle control every other day also led to improvements in overall health. Mice treated with INZ-701 had a dose-dependent increase in body weight compared to mice treated with vehicle control, whose average weight at 27 to 56 days was only 60% that of wild-type mice. Compared to asj mice treated with vehicle control, mice treated with INZ-701 at 1 mg/kg and 5 mg/kg showed significant increases in body weight. The results of this study are shown in the graph below.

In addition to body weight, treatment of asj mice with INZ-701 at 1 mg/kg and 5 mg/kg every other day led to improvement in a number of clinical signs associated with ENPP1 deficiency in mice, including pinned ear, hunched back, stilted and stiff legs, dehydration and rough hair coat. Treatment with INZ-701 also prevented asj mice from early mortality associated with becoming moribund.

In another experiment, we treated mice with either 1 mg/kg of mENPP1-Fc, a research version of INZ-701 containing a mouse Fc domain, or vehicle control starting on the fourteenth day of life and until day 55. In this experiment, all eight mice treated with mENPP1-Fc survived the full 55 days of the trial (represented by the blue line in the graph below), while the median lifespan of the untreated mice decreased from 58 days to 35 days (represented by the black hatched line in the graph below).

In another experiment, we treated asj mice with 0.2 mg/kg, 1 mg/kg or 5 mg/kg of INZ-701 and vehicle control for 56 days to analyze by micro CT the femora and tibiae bones and measure both trabecular number and cortical thickness, which are two important contributors of bone strength. The strength of a bone and its ability to resist fracture is dependent upon these two structural parameters. Treatment of asj mice with INZ-701 corrected the bone defects, leading to a dose-dependent increase in bone length, trabecular number and cortical thickness as compared to asj mice treated with vehicle control.

Neointimal Proliferation

Neointimal proliferation resulting from ENPP1 deficiency was also replicated in corresponding animal models. In animal models, neointimal proliferation is accelerated during conditions of injury including ligation of the artery. The exact mechanism linking ENPP1 deficiency to neointimal proliferation is under investigation, but is believed to directly involve the adenosine pathway.

The increase in neointimal proliferation can be observed in a strain of ENPP1-deficient mice known as ttw/ttw mice in a carotid artery ligation model. These mice have a single base pair change in the ENPP1 gene producing ENPP1 deficiency. The ttw/ttw mice were treated with 10 mg/kg of INZ-701 or vehicle control every other day for seven days before carotid artery ligation surgery and for 14 days following carotid artery ligation surgery. Vehicle control-treated ttw/ttw mice showed a significant increase in neointimal proliferation in the area of the artery at the sites of ligation. We believe these data, shown in the graph below, confirm that the INZ-701 treatment aligns with the earlier published findings indicating that ENPP1 treatment in mice inhibited ligation-induced neointimal proliferation.

Importantly, as shown in the graph below, INZ-701 also inhibited ligation-induced neointimal proliferation in wild-type mice without ENPP1 deficiency. These important findings in wild-type mice suggest that increasing levels of ENPP1 above normal may be useful in diseases in which vascular neointimal proliferation is increased.

To further evaluate INZ-701’s effects on neointimal proliferation, we conducted a pilot study in a swine model. In this study, three pigs underwent surgery in which stents were inserted into the coronary, profunda and femoral arteries. At day 14, the stents were re-injured with balloon dilation to initiate additional neointimal proliferation at the stented arterial sites. The sites were then evaluated with angiography and optimal coherence tomography, or OCT. We dosed the pigs with vehicle control and 10 mg/kg of INZ-701 every four days, with the first dose administered on day 10. At day 42, the pigs again underwent angiography and OCT, and quantification of neointimal proliferation was performed in the OCT images and compared to the day 14 OCT evaluation.

In this study, INZ-701 significantly (p<0.05) inhibited stenosis or neointimal proliferation in the profunda artery over 28 days. These results in a large animal model of neointimal proliferation support the results from the studies in the mouse model of neointimal proliferation. We plan to conduct additional studies to better understand the mechanism of action of INZ-701 at inhibiting neointimal proliferation due to arterial injury.

Safety and Toxicology

We evaluated INZ-701 in toxicology studies in rats, mice, and non-human primates. In single and multiple administration studies in rats and non-human primates, the maximum tolerated doses of INZ-701 were determined to be 180 and 100 mg/kg, respectively. In these studies, no systemic adverse effects or pathological effects were noted with INZ-701. Because both non-human primates and mice are relevant species, based on gene sequence homology and biologic activity, we subsequently conducted 28-day good laboratory practices, or GLP, IND-enabling studies in each species. In these studies, there were no adverse events and we observed normal histopathology and clinical pathology. In addition, we conducted a 28-day GLP cardiovascular study in non-human primates and, a 28-day GLP central nervous system and respiratory risk study in mice.  There were no adverse observations in any of these studies at doses up to 30 mg/kg of INZ-701, which was the highest dose tested.  The 28-day studies were followed by three-month GLP IND enabling toxicology studies in mice and non-human primates.  There were no adverse observations in these studies at doses up to 60 mg/kg of INZ-701 in mice and 30 mg/kg of INZ-701 in non-human primates, which were the highest doses tested in each species. Overall, in our nonclinical toxicology studies, INZ-701 exhibited a good safety profile and an acceptable therapeutic index.

Clinical Development Plans for ENPP1 Deficiency

In July 2020, we submitted our IND for INZ-701 for the treatment of ENPP1 deficiency to the FDA. In August 2020, at the end of the 30-day FDA review period, we were notified that the IND was placed on clinical hold, pending the submission of the final study report for our ongoing three-month toxicology studies in mice and non-human primates being performed in accordance with GLP regulations.

In October 2020, we filed a CTA with regulatory authorities in the United Kingdom to allow us to initiate clinical development for the treatment of ENPP1 deficiency.

Following submission of the final study report for the three-month GLP toxicology studies in mice and non-human primates as recommended by the FDA and resolution of our clinical hold, in December 2020, the FDA cleared our IND and the MHRA authorized our CTA for a Phase 1/2 clinical trial evaluating INZ-701 in adults with ENPP1 deficiency. We plan to file subsequent CTAs with the regulatory authorities in Europe to allow us to initiate clinical development in Europe in the first half of 2021.

The INZ-701 Phase 1/2 clinical trial is a multi-center, open-label, first-in-human, multiple ascending dose trial in adults with ENPP1 deficiency. The trial is expected to enroll nine adult subjects across three dose cohorts with three subjects per cohort. We expect to initiate our Phase 1/2 clinical trial in the first half of 2021 and report preliminary safety and biomarker data in the second half of 2021. Subjects will participate in a pre-dosing screening period followed by a four-week treatment period in which subjects will receive INZ-701 subcutaneously twice weekly. The Phase 1/2 clinical trial will primarily investigate the safety and tolerability of INZ-701 and characterize its pharmacokinetic and pharmacodynamic profile, including plasma PPi and other biomarker levels, to establish a recommended dosing regimen for further clinical development. Exploratory objectives include obtaining baseline measurements of calcification, patient reported outcomes and quality of life. An open label extension period will follow to assess long term safety, pharmacokinetics and pharmacodynamics of continued treatment with INZ-701.

If a safe dose is identified for further development, we plan to conduct Phase 2/3 clinical trials of INZ-701 in adult, infant and pediatric patient populations with ENPP1 deficiency. We intend to design these Phase 2/3 clinical trials as pivotal trials for registrational purposes. Many companies pursuing marketing approval for enzyme replacement therapies in rare diseases have followed a similar clinical development strategy.

Prior to initiating these Phase 2/3 clinical trials, we plan to engage with the regulatory authorities in the United States, Europe, and other jurisdictions to determine appropriate primary efficacy endpoints and other requirements for potential marketing approval. In particular, if we propose new or novel endpoints or methodologies for our clinical trials, regulatory authorities will ultimately need to conclude that the endpoints of our clinical trials have provided clinically meaningful results before we are able to obtain potential marketing approval. We anticipate that data from our Phase 1/2 clinical trial will provide background information useful in the design of our planned Phase 2/3 clinical trials. If successful, the Phase 1/2 clinical trial would allow us to obtain evidence of the mechanism of action of INZ-701 through restoration of plasma PPi levels. Our clinical strategy, subject to ongoing discussions with the regulatory authorities in the United States, Europe and other jurisdictions, is to pursue registration of INZ-701 for ENPP1 deficiency by linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy in this patient population.

The FDA has granted orphan drug designation, fast track designation and rare pediatric disease designation to INZ-701 for the treatment of ENPP1 deficiency. The EMA has also granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency.

Clinical Development Plans for ABCC6 Deficiency

We expect to file CTAs with regulatory authorities in Europe for INZ-701 in the first half of 2021 to allow us to initiate clinical development for the treatment of ABCC6 deficiency. Subject to regulatory clearance, we expect to initiate our Phase 1/2 clinical trial of INZ-701 by mid-2021, which is designed as an open-label, dose-escalation trial in adult patients with ABCC6 deficiency in Europe, and to report preliminary safety and biomarker data by the end of 2021. We expect to enroll nine patients in this trial for dosing over a period of seven weeks. The Phase 1/2 clinical trial will primarily investigate the safety and tolerability of INZ-701 and characterize its pharmacokinetic and pharmacodynamic profile, including plasma PPi levels, to establish a recommended dosing regimen. Secondary endpoints will include assessment of immunogenicity and other biochemical and physiological biomarkers associated with ABCC6 deficiency. An open label extension period will follow to assess long term safety, pharmacokinetics and pharmacodynamics of continued treatment with INZ-701.

If a safe dose is identified for further development, we plan to conduct a Phase 2/3 clinical trial of INZ-701 in adults with ABCC6 deficiency. We intend to design this Phase 2/3 clinical trial as a pivotal trial for registrational purposes. Prior to initiating this Phase 2/3 clinical trial, we plan to engage with the regulatory authorities in the United States, Europe, and other jurisdictions to determine appropriate primary efficacy endpoints and other requirements for potential marketing approval. In particular, if we propose new or novel endpoints or methodologies for our clinical trials, regulatory authorities will ultimately need to conclude that the endpoints of our clinical trials have provided clinically meaningful results before we are able to obtain potential marketing approval. We anticipate that data from our planned Phase 1/2 clinical trial will provide background information useful in the design of our planned Phase 2/3 clinical trial. If successful, the Phase 1/2 clinical trial would allow us to obtain evidence of the restoration of plasma PPi levels. Our clinical strategy, subject to ongoing discussions with the regulatory authorities in the United States, Europe, and other jurisdictions, is to pursue registration of INZ-701 for ABCC6 deficiency by linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy in this patient population.

The FDA has granted orphan drug designation to INZ-701 for ABCC6 deficiency.

Other Potential Indications for INZ-701

Based on its mechanism of action, we believe that INZ-701 has the potential to normalize plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene.

We intend to explore the potential of INZ-701 as a therapy in other, non-genetic diseases of abnormal mineralization associated with low levels of PPi. Calciphylaxis, a manifestation of CKD, is a non-genetic condition associated with vascular calcification and low PPi levels with a reported one-year survival rate of approximately 50%. The estimated incidence of calciphylaxis is at least 1,800 new patients per year in the United States. There are currently no approved therapies for calciphylaxis, although use of sodium thiosulfate, a chelating agent intended to lower calcium content in the blood, reportedly improves wound healing. Patients are often also advised to maintain a low phosphate diet. We are collaborating with a major academic institution to confirm that PPi levels are low in patients with calciphylaxis and to investigate associated manifestations that may be treated with INZ-701.

Diseases of neointimal proliferation include diseases without a clear genetic basis. In preclinical studies, INZ-701 prevented neointimal proliferation in both wild-type and ENPP1-deficient mice, which we believe is attributable to increased levels of adenosine. We plan to continue to explore the potential of INZ-701 in non-genetic diseases in which arteries have been damaged or disrupted by insertion of a stent, bypass graft occlusion, transplant vasculopathy or inflammation known as arteritis.

ENPP1 Gene Therapy

We plan to continue to develop new and innovative therapies to treat ENPP1 and ABCC6 deficiencies. We believe we are well-positioned to do so because of our in-depth knowledge of the biological pathways involved in mineralization and of diseases of abnormal mineralization. For example, we have identified a gene therapy construct having an optimized ENPP1-Fc sequence driven by a tissue specific promoter in our enzyme replacement therapy program that has shown restoration and sustained enzyme activity leading to normalization of plasma PPi levels in preclinical experiments without adverse effects. Our results to date encourage us to continue to optimize our gene therapy construct as a potential new modality to treat diseases of abnormal mineralization impacting the vasculature, soft tissue and skeleton, in furtherance of our mission to become leaders in the treatment of such diseases.

Treatment of asj/2j mice with, ENPP1 deficiency with an AAV vector containing a modified ENPP1-Fc driven by a tissue specific promoter at three different doses by a single intravenous injection for a period of ten weeks led to a dose dependent increase in PPi levels. Mice treated with vehicle control lacked any plasma PPi, as expected.

The results of this initial study are shown in the graph below:

Manufacturing and Supply

While we have personnel with substantial manufacturing experience, we do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for INZ-701 and any future product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. We also rely on these third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. We have only limited supply agreements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for INZ-701 on a purchase order basis. We do not have long term committed arrangements with respect to any of our product candidates or other materials.

Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. We have obtained from our third-party manufacturers a supply of INZ-701 that we believe is sufficient for our currently planned clinical trial of INZ-701 for ENPP1 deficiency, which we expect to initiate in the first half of 2021, and for our currently planned clinical trial of INZ-701 for ABCC6 deficiency. However, we are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. In addition, if we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer.

Commercialization

We retain worldwide, exclusive development and commercialization rights to our pipeline and programs, including INZ-701. At this stage, we have not yet established our own commercial organization or distribution capabilities as we have only recently begun transitioning to the clinical development of INZ-701. We believe that we will be able to commercialize INZ-701, if approved, for ENPP1 or ABCC6 deficiency with a small, targeted, internal sales and commercial organization in the United States and other major markets. We may explore the use of a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in smaller markets outside the United States or for other situations in which a larger sales and marketing organization is required.

We intend to continue to engage with patient advocacy groups, medical centers of excellence and medical specialists in an effort to expeditiously bring our therapy to patients.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, expertise, scientific knowledge and intellectual property provide us with competitive advantages, we face and will continue to face competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement.

The key competitive factors affecting the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the level of competition and the availability of coverage and adequate reimbursement from third-party payors. If any of our product candidates are approved and successfully commercialized, it is likely that we will face increased competition as a result of other companies pursuing development of products to address similar diseases.

 There are currently no approved therapies for the treatment of either ENPP1 or ABCC6 deficiency. Currently available treatments are only seeking to minimize the manifestations of these diseases. Although a number of companies generally are pursuing development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets, we are not aware of any product candidate currently in clinical development for ENPP1 deficiency. SNF472, a calcification inhibitor, is currently in Phase 3 clinical development for calciphylaxis by Sanifit Inc., DS-1211, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in preparation for Phase 2 clinical development for PXE by Daiichi Sankyo Company, and Inositec has product candidates in preclinical development for calcification inhibitors.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Because of our primary focus on rare diseases, if our product candidates achieve marketing approval, we expect to seek premium pricing.

Yale University License Agreement

In January 2017, we entered into a license agreement with Yale, which was amended in May 2020 and July 2020, pursuant to which Yale granted us (1) an exclusive, worldwide license, with specified rights to sublicense, under Yale’s interest in specified intellectual property rights and materials for specified therapeutic and prophylactic products, (2) a nonexclusive, worldwide license under Yale’s interest in the same intellectual property rights and materials for specified diagnostic products, and (3) a nonexclusive, worldwide license under Yale’s interest in specified know-how for specified products, in each case that use any ectonucleotide pyrophosphatase/phosphodiesterase enzymes, or ENPPs, or an agonist or antagonist of ENPP, its receptors, substrates, or ENPP enzymatic products, subject to certain exceptions. These licensed intellectual property rights, materials and know-how arose, and may in the future continue to arise, primarily from research conducted by Dr. Demetrios Braddock and members of his laboratory at Yale. During the period in which Professor Braddock serves as a member of our scientific advisory board or has another arrangement with us pursuant to which he provides regular advice to us or has an active consulting arrangement with us, and so long as he is an employee or faculty member (including emeritus faculty member) at Yale, Yale is restricted from granting any third party any rights for any therapeutic or prophylactic uses for any ENPP technology made, created, developed, discovered, conceived or first reduced to practice by or on behalf of Professor Braddock or his laboratory. Under the license agreement, we are obligated to use commercially reasonable efforts to pursue development and commercialization of specified ENPP products and licensed methods.

Pursuant to the license agreement, as partial upfront consideration, we paid to Yale approximately $60,000, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. We are responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of December 31, 2020, we have incurred a total of $74,000 in license maintenance fees to Yale. We are required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. We are required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, we are required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. Such minimum royalty payment amounts are summed for each year after the first sale of both a therapeutic or prophylactic licensed product and a diagnostic licensed product has occurred. We must also pay Yale a percentage in the twenties of certain types of income we receive from sublicensees. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by us to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by us against Yale if Yale prevails in such challenge.

We have also agreed to pay for ENPP research support from Yale pursuant to a sponsored research agreement that we entered into with Yale in January 2017 and amended in February 2019. Under the sponsored research agreement, as amended, we agreed to pay Yale an aggregate of $2.4 million over five years, ending in the fourth quarter of 2021, and as of December 31, 2020, we had paid Yale an aggregate of approximately $1.9 million. The research is performed by and under the supervision and direction of Professor Braddock for so long as he is employed by Yale.

The license agreement remains in effect until the latest of, on a country-by-country basis, (a) the date on which the last claim of the licensed patents in such country expires; (b) 10 years after the last licensed know-how, licensed materials or licensed methods have been provided to us by Yale; and (c) 10 years after the first sale of a specified ENPP product; but in no event later than the date that is 30 years after the effective date of the agreement. We may terminate the agreement for Yale’s uncured material breach of the agreement, we may terminate the agreement for convenience upon six months’ prior notice, and Yale may terminate the agreement for our uncured material breach of certain provisions or if we fail to make a payment when due, fail to obtain or maintain adequate insurance coverage or fail to engage in specified development and regulatory activities. The agreement will automatically terminate if we become insolvent or the subject of a bankruptcy event. Upon termination for any reason other than Yale’s breach of the agreement, in certain circumstances, Yale is permitted to use all regulatory approvals of, or clinical trials or other studies conducted by or on behalf of us on, and all filings made by or on behalf of us with regulatory agencies with respect to, certain licensed technology.

Alexion Intellectual Property Asset Acquisition

In July 2020, we entered into an intellectual property asset purchase agreement with Alexion pursuant to which Alexion sold and assigned to us Alexion’s right, title and interest in and to specified patent rights and other specified assets solely related to ENPP1. We issued 8,294,360 shares of our Series A-2 Convertible Preferred Stock to Alexion in consideration for the sale and assignment to us of such assets, which shares of preferred stock converted into 1,109,910 shares of our common stock in connection with our IPO. Under the intellectual property asset purchase agreement, we also granted a non-exclusive license to Alexion and its affiliates to continue to use the assets we acquired for Alexion’s and its affiliates’ internal, non-clinical research purposes. In addition, subject to certain specified qualifications set forth in the intellectual property assets purchase agreement, Alexion is obligated to assign to us its rights with respect to any other assets owned by it that are solely related to ENPP1.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field. Additionally, we intend to rely on regulatory protection afforded through rare drug designations, data exclusivity and market exclusivity as well as patent term extensions, where available.

Our future commercial success depends, in part, on our ability to: obtain, maintain and enforce patent and other proprietary protection in the United States and other countries for commercially important technology, inventions and know-how related to our business; defend and enforce in our intellectual property rights, in particular our patents rights; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of pharmaceutical and biotechnology companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our product candidates and methods of manufacturing the same. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our products will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions with respect to these programs. As of March 15, 2021, we owned or possessed exclusive rights to approximately 15 issued U.S. patents, 11 pending U.S. provisional patent applications, nine pending U.S. non-provisional patent applications, two allowed U.S. non-provisional patent applications, 10 issued foreign patents (including two issued European patents), 46 pending foreign patent applications, and three pending Patent Cooperation Treaty applications. As of March 15, 2021, we co-own with a third party six of the aforementioned pending U.S. provisional patent applications, one of the U.S. pending non-provisional applications, and one pending foreign patent application, and have an exclusive option to acquire a worldwide royalty-bearing license of all of such party’s rights in the aforementioned pending co-owned provisional patent applications.

In addition, as of March 15, 2021, we owned approximately one pending U.S. trademark application, one allowed U.S. trademark application, one pending foreign trademark application, and two foreign registered trademark applications.

INZ-701

The intellectual property portfolio for INZ-701, our most advanced program, as of March 15, 2021, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Currently, our patent protection includes patents and patent applications that we have exclusively licensed under our license agreement with Yale. This licensed patent portfolio includes:

•

A patent family that includes five issued U.S. patents and one allowed U.S. application relating to: (1) reducing and/or preventing progression of pathological calcification, (2) reducing or preventing ectopic calcification of soft tissue, (3) reducing or preventing pathological ossification, (4) treating, reversing or preventing progression of ossification of the posterior longitudinal ligament, (5) treating aging-related hardening of arteries; and (6) reducing or preventing progression of chronic kidney disease, end-stage renal disease, calcific uremic arteriolopathy, and calciphylaxis, and a pending patent application relating to ameliorating vascular calcification in a human subject having a genetic defect that affects the function, activity and/or expression of the ENPP1 polypeptide. All such methods of treatment involve administration of soluble ENPP1 that lacks a bone targeting domain. These U.S. patents and pending applications that mature to patents are expected to expire in 2034, absent any term adjustments or extensions. Corresponding foreign applications have been filed and are pending in Europe, Japan, and Hong Kong.

•

A patent family that includes an issued U.S. patent covering certain compositions that contain ENPP1, including INZ-701. This U.S. patent is expected to expire in 2036, absent any term adjustments or extensions. Corresponding foreign applications have been filed and are pending in Europe, Japan, Australia, Canada, Brazil, India, Hong Kong, South Korea, Mexico, New Zealand, and Russia.

Other

Through our acquisition of intellectual property assets from Alexion, we have acquired, among other assets:

•

A patent family that includes one issued European patent relating to polypeptides comprising ENPP1 and the therapeutic use of such polypeptides, such as in the treatment of generalized arterial calcification of infancy. This European patent is expected to expire in 2031, absent any term adjustments or extensions.

•

A patent family that includes two issued U.S. patents relating to compositions and fusion proteins comprising ENPP1 and a targeting moiety. These U.S. patents are expected to expire in 2031, absent any term adjustments or extensions.

•	A patent family that includes one U.S. reissue patent application relating to methods for treating a subject having PXE by administering to the subject soluble ENPP1.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering the use of INZ-701 and products from our intellectual property may be entitled to patent term extensions. If our use of product candidates or the product candidate itself receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or product candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, employees and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See “Risk Factors—Risks Related to our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates would be regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and guidance. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review, and approval, and/or administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	preclinical laboratory tests, animal studies, and formulation studies all performed in accordance with the FDA’s GLP regulations;
•

completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;

•

preparation and submission to the FDA of a biologics license application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;

•

satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;

•	payment of user Prescription Drug User Free Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND process, it may choose to impose a partial or complete clinical hold. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, preclinical, and/or chemistry, manufacturing, and controls. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it evaluates and responds to expanded access requests, sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial, or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition to and separate from expanded access, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements, including GCP requirements, of the FDA in order to use the trial as support for an IND or application for marketing approval. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB has access.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

•

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Information about applicable clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In 2017, with passage of the FDA Reauthorization Act of 2017, or FDARA, Congress further modified these provisions. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the PREA. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the issues identified by the FDA.

The FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Review Programs

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND.  Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

•

Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

•

Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

•

Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

•

Regenerative advanced therapy. With passage of the Cures Act, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although healthcare providers may prescribe products for off-label uses in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The FDA strictly regulates the marketing, labeling, advertising, and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

The FDA and EMA have granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency. The FDA has also granted orphan drug designation to INZ-701 for ABCC6 deficiency.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales, and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Patent Term Restoration and Extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the investigational new drug application, or IND, involving human beings and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

FDA Approval of Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive. It will overhaul the current system of approvals for clinical trials in the European Union. Specifically, the new legislation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical trials in the European Union. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. As of January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit which was conducted in December 2020, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The Clinical Trials Regulation becomes applicable six months after the European Commission publishes notice of this confirmation and has published an expected system “go live” in December 2021. When the Clinical Trials Regulation becomes applicable, the existing Clinical Trials Directive and national legislation put in place to implement the Clinical Trials Directive will be repealed. Following implementation of the Clinical Trials Regulation, a transitional period will be in effect for one year where new clinical trial applications can be submitted either under the existing Clinical Trials Directive or under the new Clinical Trials Regulation.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

PRIME Designation in the EU

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Specifically, the grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic MAA can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s good manufacturing practice requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom, as the legislation of the United Kingdom now has the potential to diverge from the legislation of the European Union. It remains to be seen how Brexit will impact the regulatory requirements for product candidates and products in the United Kingdom in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the EU General Data Protection Regulation, or GDPR, is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an EU Member State in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, any companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to any companion diagnostics.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious, or fraudulent or knowingly making, using, or causing to made or used a false record or statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

•

the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or ACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. In addition, certain state and local laws require drug manufacturers to register pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government healthcare programs.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2030 pursuant to the Coronavirus Aid, Relief and Economic Security Act. The American Taxpayer Relief Act of 2012, which was enacted in January 2013, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On November 10, 2020, the Supreme Court heard oral arguments as to whether the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the Supreme Court is expected sometime this year.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those executive orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five Executive Orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing, states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Human Capital

As of December 31, 2020, we had 38 employees, including a total of 11 employees with M.D. or Ph.D. degrees. Of these full-time employees, 29 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our future success is dependent on attracting, motivating and retaining a diverse group of talented employees. We aim to create an inclusive and empowering work environment. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants, advisors and directors through the granting of stock-based compensation awards and cash-based performance bonus awards, as applicable. We provide a comprehensive benefits package to help employees manage their health, well-being, finances, and life outside of work, including health insurance, dental and vision insurance, life insurance, accidental death and dismemberment issuance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, a flexible spending account program, and paid vacation time.

We value the health, safety and wellbeing of our employees and their families. In response to the COVID-19 pandemic, we have implemented safety measures that we determined were in the best interest of our employees, including allowing our employees to work remotely, along with measures designed to protect the health of all those entering our office.

Our Corporate Information

Our principal executive offices are located at 321 Summer Street, Suite 400, Boston, Massachusetts 02210, and our telephone number is (857) 330-4340. Our website address is http://www.inozyme.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

We own or have rights to, or have applied for, trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® and ™ symbols.

Available Information

Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended, or Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We also make available, free of charge on our website, the reports filed with the Securities and Exchange Commission by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See page i of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $56.4 million for the year ended December 31, 2020 and $19.7 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $91.1 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of convertible preferred stock and common stock in our initial public offering, or IPO, which closed on July 28, 2020. We have devoted substantially all of our financial resources and efforts to pursuing research and development of our product candidates. We are still in the early stages of development of our lead product candidate, INZ-701. We expect to initiate our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency in the first half of 2021. Subject to regulatory clearance of CTAs to be filed in Europe in the first half of 2021, we expect to initiate our planned Phase 1/2 clinical trial of INZ-701 in Europe for the treatment of ABCC6 deficiency by mid-2021.

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

We have not yet initiated a clinical trial for any product candidate. We expect to initiate our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency in the first half of 2021, and we expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generates significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of INZ-701 for ENPP1 deficiency, completing preclinical testing and clinical development of INZ-701 for ABCC6 deficiency, completing research, preclinical testing and clinical development of INZ-701 for additional indications or of other product candidates, scaling up our manufacturing processes and capabilities to support clinical trials of INZ-701 or of other product candidates we develop, obtaining marketing approval for INZ-701 or any other product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We currently have not yet advanced any product candidates into clinical trials, have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to INZ-701. Our business currently depends heavily on the successful development, marketing approval and commercialization of INZ-701. We cannot be certain that INZ-701 will achieve success in future clinical trials, receive marketing approval or be successfully commercialized.

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

As of December 31, 2020, we had cash, cash equivalents and short-term and long-term investments of approximately $159.9 million. We believe that our existing cash, cash equivalents and short-term and long-term investments as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

We commenced activities in 2017 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. We expect to initiate our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency in the first half of 2021. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have not yet demonstrated our ability to successfully initiate or complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products.

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

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

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

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020 and COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017 and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act or the CAA.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2020, we had federal and state NOL carryforwards of $69.6 million and $50.4 million, respectively, and federal and state research and development tax credit carryforwards totaling $1.0 million.

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

We are early in our development efforts, and have not yet advanced INZ-701 or any other product candidates into clinical trials. We expect to initiate our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency in the first half of 2021, and subject to regulatory clearance of CTAs to be filed in Europe in the first half of 2021, we expect to initiate our Phase 1/2 clinical trial of INZ-701 for ABCC6 deficiency by mid-2021.

Our ability to generate revenues from product sales, which we do not expect will occur for a number of years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of INZ-701 or other product candidates we develop, which may never occur. The success of INZ-701 and any other product candidate we develop will depend on several factors, including the following:

•	successfully completing preclinical studies and initiating clinical trials, including our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency;
•	filing and acceptance of our CTAs for INZ-701 by the regulatory authorities in Europe to allow us to initiate clinical development of INZ-701 for ENPP1 deficiency;
•	filing and acceptance of our CTAs for INZ-701 by the regulatory authorities in Europe to allow us to initiate clinical development of INZ-701 for ABCC6 deficiency;
•	successfully enrolling patients in and completing clinical trials;
•	scaling up manufacturing processes and capabilities to support clinical trials of INZ-701 and any other product candidates we develop;
•	applying for and receiving marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for INZ-701 and any other product candidates we develop;
•	making arrangements for commercial manufacturing capabilities;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize INZ-701 or any other product candidate we develop, which would materially harm our business. As a company, we do not have any experience in clinical development and have not advanced INZ-701 or any other product candidates into clinical trials. Any predictions about the future success or viability of INZ-701 or any product candidates we develop may not be as accurate as they could be if we had a history of conducting clinical trials.

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

We have not yet begun a clinical trial for INZ-701 or any other product candidate. We expect to initiate our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency in the first half of 2021, and subject to regulatory clearance of CTAs to be filed in Europe in the first half of 2021, we then expect to initiate our Phase 1/2 clinical trial of INZ-701 for ABCC6 deficiency by mid-2021. The risk of failure for INZ-701 is high. It is impossible to predict when or if INZ-701 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of INZ-701 or any other product candidate we develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials may fail to demonstrate that INZ-701 or any other product candidates we develop is safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

In order to obtain regulatory approval to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our applications to regulatory authorities in the United States and Europe to allow us to initiate clinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates or whether regulatory authorities will accept our proposed clinical programs. As a result, we may not be able to submit applications to initiate clinical development of INZ-701 or any other product candidate we develop on the timelines we expect, if at all, and the submission of these applications may not result in regulatory authorities allowing clinical trials to begin. For example, in August 2020, our IND for INZ-701 for the treatment of ENPP1 deficiency was placed on clinical hold, until we submitted our final study report for our three-month toxicology studies in mice and non-human primates. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

Identifying and qualifying patients to participate in clinical trials for INZ-701 and any other product candidate we develop is critical to our success. We expect to initiate our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency in the first half of 2021. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. ENPP1 deficiency is estimated to occur in approximately one in 200,000 births, and we believe there are between 11,000 and 12,000 patients worldwide with ENPP1 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 deficiency. ABCC6 deficiency is estimated to afflict approximately one per 50,000 individuals, and we believe there are more than 67,000 patients worldwide with ABCC6 deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 deficiency. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:

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

We plan to conduct clinical trials of INZ-701 outside the United States, including our Phase 1/2 clinical trial of INZ-701 for the treatment of ENPP1 deficiency. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

While we retain worldwide, exclusive development and commercialization rights to our pipeline and programs, including INZ-701, we could in the future enter into development, distribution, marketing or funding arrangements with third parties with respect to our existing or future product candidates. Our likely collaborators for any sales, marketing, co-promotion, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Any product candidates we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States, the EMA and other regulatory authorities in the European Union and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, and potency. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Disruptions at the FDA and other agencies may prolong the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’ s ability to engage in routine regulatory and oversight activities.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom or European Union for our product candidates, which could significantly and materially harm our business.

Fast track designation, breakthrough therapy designation and/or priority review designation by the FDA may not actually lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply to the FDA for fast track designation. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective.

In addition, an applicant may seek designation of its product as a breakthrough therapy, which is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation.

Further, if the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

In September 2020, we received fast track designation from the FDA for INZ-701 for the treatment of ENPP1 deficiency. We may seek other designations for that and other product candidates. The FDA has broad discretion with respect to whether or not to grant fast track designation, breakthrough therapy designation and/or priority review designation to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a fast track designation, breakthrough therapy designation or priority review designation does not necessarily mean a faster regulatory review process, review or approval compared to conventional FDA procedures, or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

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

The FDA and the EMA have granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency. The FDA has also granted orphan drug designation to INZ-701 for ABCC6 deficiency.

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

The FDA or the EMA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet the applicable standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Under omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act of 2017, but have not yet been approved or licensed by the FDA. Orphan drug exclusivity may also be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business.

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

In September 2020, we received rare pediatric disease designation from the FDA for INZ-701 for the treatment of ENPP1 deficiency. However, the FDA may determine that a BLA for INZ-701 or one or more of our other product candidates does not meet the eligibility criteria for a priority review voucher upon approval. While the opportunity to receive a priority review voucher was meant to expire for those companies that had not received a designation by September 30, 2020, Congress authorized a short term extension on that date. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was further extended.  Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare disease designation for the drug and that designation was granted by September 30, 2024.  After September 30, 2024, the FDA may not award any priority review vouchers. If we do not obtain approval of our BLA for INZ-701 by these dates, and if the program is further extended by congressional action, we may not receive a priority review voucher.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will stay in effect through 2030 under the CARES Act, which was signed into law on March 27, 2020. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, Congress repealed the “individual mandate” portion of the ACA. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provisions of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new executive order which directs federal agencies to reconsider rules and other polices that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this executive order, federal agencies are directed to re-examine policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. The executive order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions, which could impact the prices we obtain for our products, if approved.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of products under Medicare and reform government program reimbursement methodologies for products.

To these ends, President Trump issued several executive orders intended to lower the costs of prescription drug products.

Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. It remains to be seen whether these executive orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. For example, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’ s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

As of March 19, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, owned shares representing approximately 56% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of a significant portion of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities consist of office and laboratory space in Boston, Massachusetts. We occupy approximately 8,499 square feet of office space under a lease that expires in October 2025. In addition, we occupy approximately 6,244 square feet of laboratory space under a lease that expires in December 2025. We do not own any real property. We believe that this office and laboratory space is sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading under the symbol “INZY” on the Nasdaq Global Select Market on July 24, 2020. Prior to that time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 22, 2021, there were approximately 42 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business.  We do not anticipate paying any cash dividends for the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

Set forth below is information regarding equity securities sold or issued by us during the fiscal year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

 From January 1, 2020 through March 31, 2020, we issued 2,678 shares of our common stock upon the exercise of stock options outstanding under our 2017 Equity Incentive Plan, as amended, for aggregate consideration of $5 thousand. The shares of common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

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

We had not used any of the net proceeds from the IPO as of December 31, 2020 as we have continued to fund our operations from proceeds received through our preferred stock financings. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

Issuer Purchases of Equity Securities

We did not purchase any of our registered securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases of abnormal mineralization impacting the vasculature, soft tissue and skeleton. Through our in-depth understanding of the biological pathways involved in mineralization, we are pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in a critical mineralization pathway and that defects in these genes lead to abnormal mineralization. We are initially focused on developing a novel therapy to treat the rare genetic diseases of ENPP1 and ABCC6 deficiencies.

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct a defect in the mineralization pathway caused by ENPP1 and ABCC6 deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with neointimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels. We have generated robust preclinical proof of concept data demonstrating that in animal models INZ-701 prevented pathological calcification, led to improvements in overall health and survival and prevented neointimal proliferation. In addition, an earlier murine research version of INZ-701 achieved survival benefit in a mouse model. We plan to advance INZ-701 into two separate Phase 1/2 clinical trials; one in patients with ENPP1 deficiency in the United States and in Europe and another in patients with ABCC6 deficiency in Europe. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted orphan drug designation to INZ-701 for the treatment of ENPP1 deficiency. The FDA has also granted orphan drug designation to INZ-701 for ABCC6 deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 deficiency, and rare pediatric disease designation for the treatment of ENPP1 deficiency.

In December 2020, the FDA cleared our Investigational New Drug Application, or IND, for INZ-701 for the treatment of ENPP1 deficiency, after our submission of a final study report for the three-month toxicology studies as recommended by the FDA and resolution of a previously imposed clinical hold, and the United Kingdom Medicines and Healthcare Products Regulatory Agency, or MHRA, authorized our Clinical Trial Application, or CTA, for a Phase 1/2 clinical trial evaluating INZ-701 in adults with ENPP1 deficiency. We expect to initiate our Phase 1/2 clinical trial in the first half of 2021 and report preliminary safety and biomarker data in the second half of 2021. We expect to file subsequent CTAs with regulatory authorities in Europe to allow us to initiate clinical development in Europe in the first half of 2021.

Subject to regulatory clearance of our CTAs to be filed in Europe in the first half of 2021, we expect to initiate our planned Phase 1/2 clinical trial of INZ-701 in Europe for the treatment of ABCC6 deficiency by mid-2021 and to report preliminary safety and biomarker data by the end of 2021.

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

We were formed as a limited liability company in September 2015 and converted into a Delaware corporation in January 2017. We have not yet commercialized any products or generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. All of our product candidates are still in preclinical development. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and sales of common stock in our initial public offering, or IPO. Through December 31, 2020, we had received net proceeds of $111.5 million from the sales of our convertible preferred stock. On July 28, 2020, we completed our IPO, pursuant to which we issued 7,000,000 shares of our common stock at a public offering price of $16.00 per share, and on July 30, 2020, we sold an additional 1,050,000 shares of our common stock pursuant to the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $115.9 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all 104,277,222 shares of outstanding preferred stock automatically converted into 13,953,850 shares of common stock.

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $56.4 million and $19.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $91.1 million.

Our total operating expenses were $57.0 million and $20.8 million for the years ended December 31, 2020 and 2019, respectively. We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need to obtain substantial additional funding to support our continuing operations. Until such time, if ever, as we can generate significant revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. We do not have any committed external source of funds. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to reasonably predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or even continue our operations.

As of December 31, 2020, we had cash, cash equivalents and short-term and long-term investments of approximately $159.9 million.

We believe that our existing cash, cash equivalents and short-term and long-term investments as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022.  We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

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

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701. We expect to initiate our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency in the first half of 2021. Subject to regulatory clearance of CTAs to be filed in Europe in the first half of 2021, we expect to initiate our planned Phase 1/2 clinical trial for INZ-701 in Europe for the treatment of ABCC6 deficiency by mid-2021. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through December 31, 2020, we have incurred $56.6 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we initiate additional clinical trials of INZ-701, scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

The successful development of INZ-701 and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving marketing approval for any of our product candidates. The success of INZ-701 and any other product candidate we develop will depend on a variety of factors, including:

•	successfully completing preclinical studies and initiating clinical trials, including our Phase 1/2 clinical trial of INZ-701 for ENPP1 deficiency;
•	filing and acceptance of our CTAs for INZ-701 by regulatory authorities in Europe to allow us to initiate clinical development of INZ-701 for ENPP1 deficiency;
•	filing and acceptance of our CTAs for INZ-701 by regulatory authorities in Europe to allow us to initiate Phase 1/2 clinical development of INZ-701 for ABCC6 deficiency;
•	successfully enrolling patients in and completing clinical trials;
•	scaling up manufacturing processes and capabilities to support clinical trials of INZ-701 and any other product candidates we develop;
•	applying for and receiving marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for INZ-701 and any other product candidates we develop;
•	making arrangements for commercial manufacturing capabilities;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax and audit services, and information technology infrastructure costs. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We incur and anticipate that we will continue to incur increased costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance and tax-related services related to maintaining compliance with requirements of Nasdaq and the Securities and Exchange Commission, or SEC; director and officer insurance costs; and investor and public relations costs. We anticipate the additional costs for these services will substantially increase our general and administrative expenses. Additionally, we may experience an increase in payroll and expense as a result of our preparation for potential commercial operations, especially as it relates to sales and marketing costs.

Interest Income

Interest income consists of income from bank deposits and investments.

Other Income (Expense), net

Other income (expense), net primarily consists of foreign exchange gains or losses.

Results of Operations

Comparison of the Year Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Increase (Decrease)
Operating expenses:
Research and development	$46,493	$16,220	$30,273
General and administrative	10,548	4,586	5,962
Total operating expenses	57,041	20,806	36,235
Loss from operations	(57,041)	(20,806)	36,235
Other income (expense):
Interest income	370	1,106	(736)
Other income (expense), net	247	(24)	271
Other income (expense), net	617	1,082	(465)
Net loss	$(56,424)	$(19,724)	$36,700

Research and Development Expense

Research and development expense increased by $30.3 million to $46.5 million for the year ended December 31, 2020 from $16.2 million for the year ended December 31, 2019. The increase in research and development expense was primarily attributable to the following:

•

an increase of $17.8 million as a result of the recognition of the acquisition of in-process research and development intellectual property from Alexion Pharmaceuticals, Inc., or Alexion, that has no future alternative use, in exchange for our stock in July 2020;

•	an increase of $2.5 million as a result of preclinical toxicology studies in support of our IND filing for INZ-701;
•	an increase of $1.9 million in manufacturing operations due to activities in preparation for clinical trials, such as fill/finish work, and additional stabilization and validation studies;
•	an increase of $2.9 million due to a ramp-up of preclinical start-up costs;

•

an increase of $2.6 million due to increased salaries and other employee-related costs to support the growth of the business, offset by a decrease of $0.2 million in employee-related travel expenses stemming from the COVID-19 pandemic;

•	an increase of $1.1 million due to pre-commercialization activities supporting medical affairs and patient physician strategies;
•	an increase of $0.9 million related to other activities such as research for additional indications; and
•

an increase of $0.8 million as a result of increased stock-based compensation expense due to an increase in the price of the Company’s common stock following our IPO in July 2020 and due to an increase in common stock issued in 2020 compared to 2019.

Excluding the purchase of in-process research and development intellectual property assets, we expect that our research and development expense will continue to increase for the foreseeable future as we prepare for and initiate clinical trials of INZ-701, further scale our manufacturing processes and advance development of INZ-701 for additional indication or of additional product candidates.

General and Administrative Expense

General and administrative expense increased by $6.0 million to $10.5 million for the year ended December 31, 2020 from $4.6 million for the year ended December 31, 2019. The increase in general and administrative expense was primarily attributable to an increase in our employee compensation, including stock-based compensation, and benefits related to an increase in the number of general and administrative employees, an increase in legal fees related to patents, new contracts and our operations as a public company, and generally higher fees in areas such as audit, tax and information technology to support our growth and support our operations as a public company.

We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with operating as a public company.

Interest Income

Interest income decreased by $0.7 million to $0.4 million for the year ended December 31, 2020 from $1.1 million for the year ended December 31, 2019. The decrease was primarily attributable to lower interest rates on investments during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Other Income (Expense), net

Other income (expense), net, consisting primarily of foreign exchange gains and losses, increased by $0.3 million to a gain of $0.2 million for the year ended December 31, 2020 from a net loss of less than $0.1 million for the year ended December 31, 2019. This increase was driven by cash balances we hold which are denominated in Euros and their related appreciation compared to the U.S. Dollar during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and sales of common stock in our IPO. Through December 31, 2020, we had received net cash proceeds of $111.5 million from sales of our convertible preferred stock. In July 2020, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $115.9 million, after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2020, we had cash, cash equivalents and short-term and long-term investments of approximately $159.9 million.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term and long-term investments at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$28,040	$31,605
Short-term investments	119,657	15,527
Long-term investments	12,199	—
Total cash, cash equivalents, and short-term and long-term investments	$159,896	$47,132

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(35,974)	$(18,810)
Net cash used in investing activities	(117,179)	(8,391)
Net cash provided by financing activities	149,812	22,970
Net decrease in cash, cash equivalents and restricted cash	$(3,341)	$(4,231)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $36.0 million for the year ended December 31, 2020 compared to $18.8 million for the year ended December 31, 2019. The increase in cash used in operating activities of $17.2 million was primarily attributable to the increase in our net loss, adjusted for non-cash items of $16.5 million, primarily due to increased research and development expenses, as well as an increase in prepaid expenses and other current assets of $2.7 million and other assets of $3.2 million. These uses of cash were partially offset by an increase in accounts payable and accrued expenses of $5.2 million due to an increase in manufacturing operations and due to activities in preparation for clinical trials and due to a ramp-up of preclinical start-up costs.

Net Cash Used in Investing Activities

Net cash used in investing activities was $117.2 million for the year ended December 31, 2020 compared to $8.4 million for the year ended December 31, 2019. The increase in cash used in investing activities of $108.8 million was primarily attributable to purchases of $177.9 million of investments following the closing of our IPO in July 2020. These purchases were offset by $61.3 million in maturities of investments. We also had cash outflows of $0.6 million related to the purchase of property and equipment in the year ended December 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $149.8 million for the year ended December 31, 2020 compared to $23.0 million for the year ended December 31, 2019. The increase in cash provided by financing activities of $126.8 million was primarily attributable to $115.9 million in net proceeds from our IPO in July 2020 and $33.6 million in net proceeds from the sale and issuance of 23,566,431 shares of Series A-2 Convertible Preferred Stock in June 2020, as compared to net proceeds of $22.9 million from the sale and issuance of Series A-2 Convertible Preferred Stock during the year ended December 31, 2019.

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

As of December 31 2020, we had cash, cash equivalents and short-term and long-term investments of approximately $159.9 million. We believe that our existing cash, cash equivalents and short-term and long-term investments as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Critical Accounting Policies and Use of Estimates

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs and contract manufacturing organizations, or CMOs, among others, in connection with research and development activities for which we have not yet been invoiced.

We contract with CROs and CMOs to conduct clinical and manufacturing and other research and development services on our behalf. We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotes and contracts with them. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs or CMOs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Fair Value of Stock-Based Awards

We estimate the fair value of our stock options using the Black-Scholes option-pricing model, which requires inputs of subjective assumptions, including: (1) the expected volatility of our common stock; (2) the expected term of the award; (3) the risk-free interest rate; (4) expected dividends; and (5) the fair value of common stock. Due to a lack of sufficient company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development, life science industry focus, length of trading history and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. We estimate the expected term of our stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, we utilize the contractual term of the option as the basis for the expected term assumption. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. Historically, the fair value of the shares of common stock underlying the stock options has been the responsibility of and was determined by the Company’s board of directors. Because there was no public market for the Company’s common stock prior to the Company’s IPO, the board of directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and the general and industry specific economic outlook, among other factors. Following the Company’s IPO, the fair value of the Company’s common stock has been determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market.

In July 2020, the Company entered into an intellectual property asset purchase agreement with Alexion pursuant to which Alexion sold and assigned to the Company its right, title and interest in and to specified patent rights and other specified assets solely related to ENPP1. The Company issued 8,294,360 shares of its Series A-2 Convertible Preferred Stock, which automatically converted into 1,109,910 shares of our common stock upon the closing of our IPO, to Alexion in consideration for the sale and assignment to the Company of such assets, with an estimated fair value of $17.8 million. This valuation was determined based on the Company’s IPO price of $16 per share.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, our cash equivalents consisted of primarily of short-term money market funds. As of December 31, 2020, our short-term investments consisted of commercial paper, U.S Treasury securities and U.S. government agency debt securities with maturities of less than one year. As of December 31, 2020, our long-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities with maturities of greater than one year but less than eighteen months. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2020.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Inozyme Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inozyme Pharma, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

March 25, 2021

INOZYME PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$28,040	$31,605
Short-term investments	119,657	15,527
Prepaid expenses and other current assets	3,282	328
Total current assets	150,979	47,460
Property and equipment, net	2,648	298
Restricted cash	354	130
Long-term investments	12,199	—
Prepaid expenses - noncurrent	3,183	—
Deferred issuance costs	—	56
Total assets	$169,363	$47,944
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,069	$901
Accrued expenses	6,904	2,335
Total current liabilities	9,973	3,236
Deferred lease obligations	1,287	—
Total liabilities	11,260	3,236
Commitments (Note 7)
Series A Convertible Preferred Stock, $0.0001 par value – No shares authorized, issued, or outstanding at December 31, 2020; 48,850,000 shares authorized, issued, and outstanding at December 31, 2019; Liquidation preference of $0 at December 31, 2020 and $48.9 million at December 31, 2019	—	44,657
Series A-2 Convertible Preferred Stock, $0.0001 par value – No shares authorized, issued, or outstanding at December 31, 2020; 47,132,862 shares authorized and 23,566,431 shares issued and outstanding at December 31, 2019; Liquidation preference of $0 at December 31, 2020 and $33.7 million at December 31, 2019	—	33,270
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value - 5,000,000 shares authorized at December 31, 2020 and no shares authorized at December 31, 2019; No shares issued and outstanding at December 31, 2020 or December 31, 2019	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at December 31, 2020 and 129,000,000 shares authorized at December 31, 2019; 23,384,969 shares issued and outstanding at December 31, 2020 and 1,204,630 shares issued and outstanding at December 31, 2019	2	—
Additional paid in-capital	249,175	1,428
Accumulated other comprehensive income	2	5
Accumulated deficit	(91,076)	(34,652)
Total stockholders’ equity (deficit)	158,103	(33,219)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$169,363	$47,944

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$46,493	$16,220
General and administrative	10,548	4,586
Total operating expenses	57,041	20,806
Loss from operations	(57,041)	(20,806)
Other income (expense):
Interest income	370	1,106
Other income (expense), net	247	(24)
Other income (expense), net	617	1,082
Net loss	$(56,424)	$(19,724)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(3)	7
Total other comprehensive (loss) income	(3)	7
Comprehensive loss	$(56,427)	$(19,717)
Net loss attributable to common stockholders—basic and diluted	$(56,424)	$(19,724)
Net loss per share attributable to common stockholders—basic and diluted	$(5.11)	$(16.67)
Weighted-average common shares outstanding—basic and diluted	11,036,500	1,183,147

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

	Series A Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2018	48,850,000	$44,657	7,482,515	$10,372	1,135,015	$—	$1,055	$(2)	$(14,928)	$(13,875)
Issuance of Series A-2 Convertible Preferred Stock, net of issuance costs of $0.1 million	—	—	16,083,916	22,898	—	—	—	—		—
Stock-based compensation	—	—	—	—	—	—	301	—	—	301
Exercise of stock options	—	—	—	—	69,615	—	72	—	—	72
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	(19,724)	(19,724)
Balance at December 31, 2019	48,850,000	$44,657	23,566,431	$33,270	1,204,630	$—	$1,428	$5	$(34,652)	$(33,219)
Issuance of Series A-2 Convertible Preferred Stock, net of issuance costs of $0.1 million	—	—	23,566,431	33,638	—	—	—	—	—	—
Issuance of shares to acquire in-process research and development	—	—	8,294,360	17,759	—	—	—	—	—	—
Initial public offering, net of issuance costs of $3.9 million	—	—	—	—	8,050,000	1	115,914	—	—	115,915
Conversion of convertible preferred stock into common stock	(48,850,000)	(44,657)	(55,427,222)	(84,667)	13,953,850	1	129,323	—	—	129,324
Stock-based compensation	—	—	—	—	—	—	2,308	—	—	2,308
Exercise of stock options	—	—	—	—	176,489	—	202	—	—	202
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(56,424)	(56,424)
Balance at December 31, 2020	—	$—	—	$—	23,384,969	$2	$249,175	$2	$(91,076)	$158,103

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(56,424)	$(19,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	83
Write-off of acquired in-process research and development	17,759	—
Stock-based compensation expense	2,308	301
Amortization of premiums and discounts on marketable securities	277	(71)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,954)	(224)
Accounts payable	2,098	(83)
Accrued expenses	3,928	930
Other assets	(3,183)	(22)
Net cash used in operating activities	(35,974)	(18,810)
Investing activities
Purchases of marketable securities	(177,922)	(24,662)
Maturities of marketable securities	61,311	16,410
Purchases of property and equipment	(568)	(139)
Net cash used in investing activities	(117,179)	(8,391)
Financing activities
Proceeds from issuance of Series A-2 Convertible Preferred Stock, net of issuance costs	33,638	22,898
Proceeds from exercise of stock options	202	72
Proceeds from initial public offering, net of offering costs	115,972	—
Net cash provided by financing activities	149,812	22,970
Net decrease in cash, cash equivalents and restricted cash	(3,341)	(4,231)
Cash, cash equivalents and restricted cash at beginning of period	31,735	35,966
Cash, cash equivalents and restricted cash at end of period	$28,394	$31,735
Supplemental cash flow information:
Cash and cash equivalents	$28,040	$31,605
Restricted cash	354	130
Cash, cash equivalents and restricted cash at end of period	$28,394	$31,735
Issuance of shares to acquire in-process research and development	$17,759	$—
Property and equipment unpaid at end of period	$605	$—
Deferred offering costs in accrued expenses	$57	$—
Deferred lease obligations - non-cash	$1,394	$—

The accompanying notes are an integral part of these consolidated financial statement.

Inozyme Pharma, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Inozyme Pharma, Inc. (the “Company”) is a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases of abnormal mineralization impacting the vasculature, soft tissue and skeleton.

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

On July 28, 2020, the Company completed its initial public offering (“IPO”) pursuant to which it issued 7,000,000 shares of its common stock at a public offering price of $16.00 per share, and on July 30, 2020, the Company sold an additional 1,050,000 shares pursuant to the exercise by the underwriters of their option to purchase additional shares.  The Company received net proceeds from its IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of $115.9 million, after deducting underwriting discounts and commissions and offering expenses. Upon the closing of the IPO, all 104,277,222 shares of the then outstanding preferred stock automatically converted into 13,953,850 shares of common stock.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through December 31, 2020, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development. The Company incurred net losses of $56.4 million and $19.7 million in the years ended December 31, 2020 and 2019, respectively, and had an accumulated deficit of $91.1 million as of December 31, 2020. The Company had cash, cash equivalents, and short-term and long-term investments of $159.9 million and $47.1 million as of December 31, 2020 and 2019, respectively.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock, and the Company’s IPO completed on July 28, 2020. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes that its cash, cash equivalents, and short-term and long-term investments as of December 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Annual Report on Form 10-K. The Company will need additional funding to support its planned operating activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Inozyme Securities Corp., which is a Massachusetts subsidiary created to buy, sell, and hold securities, Inozyme Ireland Limited, and Inozyme Pharma Switzerland GmbH. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including, in certain circumstances, future projections that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to the accruals for research and development expenses, the fair value of equity instruments issued prior to the IPO, and the grant date fair value of stock-based awards. For equity instruments issued prior to the completion of the Company’s IPO, the Company utilized various valuation methodologies in accordance with the framework of the 2013 American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its equity instruments. The Company evaluates its estimates and assumptions on an ongoing basis. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term and long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to credit risk by placing its cash with high credit quality financial institutions. The Company’s investments are comprised of U.S. Treasury and U.S. government agency debt securities and commercial paper of corporations. The Company mitigates credit risk by maintaining a diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

 Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market accounts and certain marketable securities. Cash is carried at cost, which approximates its fair value. Cash equivalents are carried at fair market value.

Restricted Cash

Restricted cash is composed of amounts held to collateralize the letter of credit related to the Company’s lease arrangements. Restricted cash is classified as either current or non-current based on the terms of the underlying lease arrangement.

Short-Term and Long-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value on the balance sheet, with unrealized gains and losses on marketable securities, if any, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are calculated based on the specific-identification method and are recorded as a component of interest income. There have been no realized gains and losses for the years ended December 31, 2020 and 2019. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Marketable securities with a maturity date of one year or less from the balance sheet date are classified by the Company as short-term investments. Marketable securities with a maturity date of greater than one year from the balance sheet date are classified as long-term investments and are available to fund operations as needed. In accordance with the Company’s investment policy, at the time of purchase, the final maturity of each security within the portfolio shall not exceed 18 months and the weighted average maturity of the portfolio will be no greater than 12 months.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life (In Years)
Laboratory equipment and manufacturing equipment	5
Furniture and fixtures	5
Computer equipment and software	3
Leasehold improvements	Lesser of asset life or lease term

Impairment of Long-lived Assets

As required under the applicable accounting guidance, the Company periodically reevaluates the original assumptions and rationale used in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the years ended December 31, 2020 and 2019.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers for sponsored research, preclinical studies, clinical operations, and contract manufacturing activities.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf. Research and development costs also include the write-off of acquired in-process research and development assets with no future use.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications, including direct application fees, and the legal and consulting expenses related to making such applications, and such costs are included in general and administrative expenses within the Company’s consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee and non-employee stock option grants and restricted stock awards recognized over the requisite service period of the awards on a straight-line basis. For service-based awards that are subject to graded vesting, companies have the option to recognize compensation expense either on a straight-line or accelerated basis. The Company has elected to recognize compensation expense for these awards on a straight-line basis. The Company has elected to recognize forfeitures as they occur upon adoption of guidance per ASU No. 2016-09, Compensation – Stock Compensation.

The Company’s equity incentive plan allows for the issuance of restricted stock awards to employees and non-employees that may be subject to vesting. The unvested shares of any restricted stock awards are held in escrow as the stock award vests or until award holder termination, whichever occurs first. In the event of a termination, the Company has the right of repurchase, at its option, the portion of unvested stock awards from the terminated award holder.

Convertible Preferred Stock

The Company’s convertible preferred stock was classified as temporary equity and excluded from stockholders’ (deficit) equity as the potential redemption of such stock was outside the Company’s control. The carrying value of the convertible preferred stock was not adjusted to the redemption value until the contingent redemption events were considered to be probable of occurring.

Income Taxes

Income taxes have been accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets at December 31, 2020 or 2019. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized any interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

Leases

The Company categorizes leases at their inception as either operating or capital leases. On certain lease arrangements, the Company may receive rent holidays or other incentives. The Company recognizes lease costs on a straight-line basis once control of the space is obtained, without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments or escalating payment amounts. The difference between required lease payments and rent expense has been recorded in accrued expenses in the accompanying consolidated balance sheets. Additionally, incentives received are treated as a reduction of costs over the term of the agreement, as they are considered an inseparable part of the lease agreement. At December 31, 2020 and 2019, no capital leases were recorded in the consolidated balance sheets.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the Company’s IPO, as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company recorded deferred issuance costs at December 31, 2020 and 2019 of $0  and $0.1 million, respectively.

Net Loss Per Share

The Company follows the two-class method when computing net loss allocable to common securities per share as the Company has issued shares that meet the definition of participating securities, which include shares of: (i) Series A Convertible Preferred Stock; and (ii) Series A-2 Convertible Preferred Stock. The two-class method requires a portion of net income to be allocated to the participating securities to determine net income allocable to the common securities. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment. All long-lived assets of the Company reside in the United States.

 Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of the Company’s net loss and unrealized gains and losses on the Company’s investments and is presented within the consolidated statements of operations and comprehensive loss.

Foreign Currency Transactions

The Company maintains foreign bank accounts denominated in euros and Swiss francs. Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, cash denominated in foreign currencies is translated at the period-end rates of exchange. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recognized a net foreign exchange gain of $247 thousand and a net foreign exchange loss of $24 thousand for the years ended December 31, 2020 and 2019, respectively.

Fair Value Measurements

The Company categorizes its assets and liabilities measured at fair value in accordance with the authoritative accounting guidance that establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Emerging Growth Company Status

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. As an EGC, the Company can elect to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company will remain an EGC until December 31, 2025, although if the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if the Company has annual gross revenues of $1.07 billion or more in any fiscal year, the Company would cease to be an EGC as of December 31 of the applicable year. The Company would also cease to be an EGC if it issued more than $1 billion of non-convertible debt over a three-year period.

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

Recently Issued and Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards Adopted in 2021

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard, as amended, establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations and comprehensive loss. As a result of the FASB’s issuance of ASU No. 2020-05, “Revenue From Contracts With Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities”, the new standard is effective for annual periods beginning after December 15, 2021 for nonpublic entities, with early adoption permitted. On January 1, 2021, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $2.4 million and operating lease liabilities of $4.0 million and reversed a lease liability of $1.6 million related to straight-line rent and incentives. There was no impact to accumulated deficit upon adoption of Topic 842. The underlying assets of the Company’s leases are primarily office and laboratory space.

Recently Issued Accounting Standards Not Yet Adopted

   In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 and its subsequent related updates establish a new forward-looking “expected loss model” that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The new standard and its subsequent related updates are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its consolidated financial statements but does not expect it to be material.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021 for all non-public entities, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 for all non-public entities, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its consolidated financial statements.

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	December 31, 2020
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$94,873	$5	$(6)	$94,872
U.S. Treasury securities	1 year or less	11,614	2	(1)	11,615
U.S. government agency debt securities	1 year or less	13,169	1	—	13,170
		$119,656	$8	$(7)	$119,657

	December 31, 2019
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$10,903	$3	$—	$10,906
Corporate debt securities	1 year or less	3,370	1	—	3,371
U.S. Treasury securities	1 year or less	1,249	1	—	1,250
		$15,522	$5	$—	$15,527

Long-term investments consisted of the following (dollar amounts in thousands):

	December 31, 2020
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	After 1 year through 5 years	$5,126	$—	$—	$5,126
U.S. government agency debt securities	After 1 year through 5 years	7,072	1	—	7,073
		$12,198	$1	$—	$12,199

The Company did not have any long-term investments at December 31, 2019.

The Company concluded that the declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of December 31, 2020 and December 31, 2019. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At December 31, 2020	At December 31, 2019
Interest receivable	$155	$104
Prepaid insurance	1,723	47
Prepaid research studies	804	—
Prepaid other	600	177
Total	$3,282	$328

Noncurrent prepaid expenses consisted of the following (dollar amounts in thousands):

	At December 31, 2020	At December 31, 2019
Prepaid clinical trial and other	$3,183	$—
	$3,183	$—

Property and equipment consisted of the following (dollar amounts in thousands):

	At December 31, 2020	At December 31, 2019
Laboratory equipment and manufacturing equipment	$339	$308
Furniture and fixtures	254	—
Computer equipment and software	287	53
Leasehold improvements	2,095	47
	2,975	408
Less accumulated depreciation	(327)	(110)
Total	$2,648	$298

Depreciation expense for the years ended December 31, 2020 and 2019 totaled $217 thousand and $83 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At December 31, 2020	At December 31, 2019
Payroll and related liabilities	$2,296	$861
Professional fees	454	268
Research and development costs	2,997	1,086
Deferred rent	279	—
Other	878	120
Total	$6,904	$2,335

5. Fair Value Measurement

The following table represents the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	15,739	$15,739	$—	$—
Commercial paper	94,872	—	94,872	—
U.S. Treasury securities	16,741	16,741	—	—
U.S. government agency debt securities	20,243	—	20,243	—
Total assets	$147,595	$32,480	$115,115	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$11,709	$11,709	$—	$—
Commercial paper (included in cash and cash equivalents)	1,992	—	1,992	—
Corporate debt securities (included in cash and cash equivalents)	2,189	—	2,189	—
Commercial paper	10,906	—	10,906	—
Corporate debt securities	3,371	—	3,371	—
U.S. Treasury securities	1,250	1,250	—	—
Total assets	$31,417	$12,959	$18,458	$—

There have been no transfers between fair value levels during the years ended December 31, 2020 and December 31, 2019.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes, that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $60,000 to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. For the years ended December 31, 2020 and 2019, the Company incurred a total of $44,000 and $10,000, respectively, in license maintenance fees to Yale. The Company is required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by the Company against Yale if Yale prevails in such challenge.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the “Sponsored Research Agreement”), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through 2021. The Company recorded research and development expenses associated with this arrangement of $0.4 million and $0.5 million in the years ended December 31, 2020 and 2019, respectively.

The Company did not record any research and development expense associated with other arrangements with Yale in the year ended December 31, 2020. The Company recorded research and development expense associated with other arrangements with Yale of $0.3 million in the year ended December 31, 2019.

 7. Commitments and Contingencies

Leases

In March 2018, the Company entered into a non-cancelable agreement to lease 2,605 square feet of office space in Boston, Massachusetts. The lease term for this office space began in June 2018 and ended in April 2020. Additionally, in July 2018, the Company entered into an agreement to lease 3,560 square feet of laboratory space in Boston, Massachusetts. The lease term for this laboratory space began in July 2018 and ended in November 2020. The Company provided security deposits to the landlords totaling $34 thousand, of which $4 thousand and $34 thousand is included in prepaid expenses and other current assets in the accompanying balance sheet as of December 31, 2020 and 2019, respectively.

In December 2019, the Company entered into a non-cancelable agreement to lease 8,499 square feet of office space in Boston, Massachusetts. The lease term for this office space began in May 2020 and ends in October 2025. The lease is subject to yearly rent escalations. The Company has the option to extend the term of this lease for a term of five years. The Company provided a security deposit to the landlord in the form of a letter of credit totaling $130 thousand. The cash collateralizing the letter of credit is included in restricted cash in the accompanying balance sheets as of December 31, 2020 and 2019. As part of the lease, the Company received tenant allowances related to construction of the leased space. These allowances are used to offset the overall cost of the lease and are treated as a reduction in rent expense over the lease term.

In May 2020, the Company entered into a non-cancelable agreement to lease 6,244 square feet of laboratory space in Boston, Massachusetts. The lease term for the laboratory space began in October 2020 following the substantial completion of construction work and ends in December 2025. The lease is subject to yearly rent escalations. As part of the lease, the Company received tenant allowances related to construction of the leased space. These allowances are used to offset the overall cost of the lease and are treated as a reduction in rent expense over the lease term.

Total future minimum commitments under non-cancellable leases as of December 31, 2020 are as follows (dollar amounts in thousands):

Year Ending December 31,
2021	979
2022	968
2023	992
2024	1,016
2025	944
Thereafter	-
$4,899

Rent expense recognized on a straight-line basis over the terms of the leases for the years ended December 31, 2020 and 2019 was $654 thousand and $449 thousand, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2020 or December 31, 2019.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the years ended December 31, 2020 and 2019.

8. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

Series A Convertible Preferred Stock

In January 2017, the Company converted from a Delaware limited liability company to a Delaware corporation. In connection with the conversion to a corporation, 100,000 shares of Series A Convertible Preferred Stock of the Company were issued to stockholders upon conversion of all outstanding shares of Series A-1 Convertible Preferred Stock of the limited liability company.

In January 2017, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement, which was amended and restated in April 2017 (as amended and restated, the “Series A Agreement”) under which it agreed to issue up to 48,750,000 shares of Series A Convertible Preferred Stock in two tranches. Under the Series A Agreement, the Company initially issued 27,083,333 shares at a price of $1.00 per share for net cash proceeds of $26.7 million from January 2017 through May 2017. The Series A Agreement provided for a second tranche closing based on the achievement of a defined milestone (the “Tranche Right”), pursuant to which the investors were required to purchase, and the Company to sell, an additional 21,666,667 shares of Series A Convertible Preferred Stock at a price of $1.00 per share upon the achievement of the defined milestone or waiver of the milestone. In November 2018, the Company sold 21,666,667 shares of Series A Convertible Preferred Stock at a price of $1.00 per share for proceeds of $21.6 million.

The Company concluded that the Tranche Right met the definition of a freestanding financial instrument, as the Tranche Right was legally detachable and separately exercisable from the Series A Convertible Preferred Stock. Therefore, the Company allocated the net proceeds between the Tranche Right and the Series A Convertible Preferred Stock. Since the Series A Convertible Preferred Stock was contingently redeemable upon the occurrence of a deemed liquidation event, the Tranche Right was classified as a liability under ASC Topic 480 Distinguishing Liabilities from Equity and was initially recorded at fair value. The estimated fair value of the Tranche Right was determined using a Black-Scholes option-pricing model. The Tranche Right was remeasured at fair value at each reporting period prior to settlement in November 2018, with changes in fair value recorded as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The fair value of the Tranche Right was reclassified to Series A Convertible Preferred Stock at settlement.

Series A-2 Convertible Preferred Stock

In November 2018, the Company entered into a Series A-2 Convertible Preferred Stock Purchase Agreement, which was amended in March 2019 (as so amended, the “Series A-2 Agreement”) under which it agreed to issue up to 47,132,862 shares of Series A-2 Convertible Preferred Stock. Under the Series A-2 Agreement, the Company initially issued 7,482,515 shares at a price of $1.43 per share for net proceeds of $10.4 million in November 2018 and 16,083,916 shares at a price of $1.43 per share for net proceeds of $22.9 million in March 2019. The Series A-2 Agreement provided for a second tranche closing, pursuant to which the investors were required to purchase, and the Company to sell, an additional 23,566,431 shares of Series A-2 Convertible Preferred Stock at $1.43 per share upon the achievement of the defined milestone, or earlier upon board of directors and requisite stockholder approval to waive such requirement. The Company concluded that the second tranche did not meet the definition of a freestanding financial instrument and therefore did not require separate accounting. In June 2020, the board of directors and requisite stockholders approved such waiver and the Company issued 23,566,431 shares of Series A-2 Convertible Preferred Stock at a price of $1.43 per share for net proceeds of $33.6 million.

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

In addition, on July 28, 2020, the Company amended and restated its certificate of incorporation to authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of December 31, 2020.

  The preferred stock authorized and outstanding, associated carrying values and liquidation preferences as of December 31, 2019 were as follows (dollar amounts in thousands):

	December 31, 2019
Description	Preferred stock authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A Convertible Preferred Stock	48,850,000	48,850,000	$44,657	$48,850	6,536,856
Series A-2 Convertible Preferred Stock	47,132,862	23,566,431	33,270	33,700	3,153,537
	95,982,862	72,416,431	$77,927	$82,550	9,690,393

There have been no dividends declared on preferred stock or common stock by the Company’s board of directors as of December 31, 2020.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan remain outstanding and effective and are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan.  No more than 1,588,315 shares of the Company’s common stock may be granted subject to incentive stock options under the 2020 Plan. As of December 31, 2020, 568,235 shares of common stock remain available for future issuance under the 2020 Plan. On January 1, 2021, the number of shares of common stock reserved under the 2020 Plan was increased by 935,398 shares.

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

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2019:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2019	1,635,427	$1.64	8.81	$668
Granted	1,628,265	12.23
Exercised	(176,489)	1.12
Forfeited	(22,746)	1.95
Outstanding at December 31, 2020	3,064,457	$7.28	8.76	$41,680
Exercisable at December 31, 2020	835,769	$2.61	7.62	$15,070
Vested and expected to vest at December 31, 2020	3,064,457	$7.28	8.76	$41,680

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the year ended December 31, 2020 and December 31, 2019, the Company granted 1,628,265 and 1,009,125 stock options, respectively, at a weighted-average exercise price of $12.23 and $2.02, respectively. The weighted average grant date fair value of stock options granted in the years ended December 31, 2020 and 2019 was $9.15 per share and $1.51 per share, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 was $0.7 million. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2019 was $0.1 million.

For purposes of calculating stock-based compensation, the Company estimates the fair value of stock options using the Black-Scholes option-pricing model. This model incorporates various assumptions, including the expected volatility, expected term, and interest rates. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing were as follows:

	Years Ended December 31,
	2020	2019
Risk-free interest rate range	0.36% to 0.55%	1.63 to 2.51%
Dividend yield	0%	0%
Expected term of options (years)	6.08 to 6.78	6.78
Volatility rate range	86.54% to 99.85%	85.02% to 103.76%

Expected Term—The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term, which calculates the expected term as the average time-to-vesting and the contractual life of the options for stock options issued to participants.

Expected Volatility—Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price.

Risk-Free Interest Rate—The risk-free rate assumption is based on U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected Dividend—The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.

Fair Value of Common Stock —Historically, the fair value of the shares of common stock underlying the stock options has been the responsibility of and is determined by the Company’s board of directors. Because there was no public market for the Company’s common stock prior to the Company’s IPO, the board of directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and the general and industry specific economic outlook, among other factors. Following the Company’s IPO, the fair value of the Company’s common stock has been determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market.

For the year ended December 31, 2020, the Company recognized employee-related stock-based compensation expense of $1.8 million and nonemployee stock-based compensation expense of $0.5 million. For the year ended December 31, 2019, the Company recognized employee-related stock-based compensation expense of $0.3 million and an immaterial amount of non-employee stock-based compensation expense.

The fair value of shares vested for the years ended December 31, 2020 and 2019 was $1.3 million and $0.3 million, respectively.

The total unrecognized compensation cost related to outstanding employee awards as of December 31, 2020 was $13.9 million and is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors. As of December 31, 2020, no shares have been purchased by employees under the ESPP. On January 1, 2021, the number of shares of common stock reserved under the ESPP was increased by 233,849 shares.

9. Income Taxes

During the years ended December 31, 2020 and 2019, the Company recorded net losses of $56.4 million and $19.7 million, respectively. Since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the years ended December 31, 2020 and 2019.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal income tax at statutory rate	21.0%	21.0%
Permanent differences	(0.5)	(0.9)
State income tax, net of federal benefit	5.0	4.8
Federal and state research and development tax credits	0.9	0.7
Valuation allowance	(26.4)	(24.6)
Other	—	(1.0)
Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are comprised of the following (dollar amounts in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$17,712	$8,584
Research and development credits	1,007	429
Stock options	157	20
Accrued expenses	594	222
Deferred rent	408	—
Amortization	4,520	—
Other	173	77
Gross deferred tax assets	24,571	9,332
Less: Valuation allowance	(24,199)	(9,320)
Net deferred tax assets	372	12
Deferred tax liabilities:
Depreciation of fixed assets	(372)	(12)
Gross deferred tax liabilities	(372)	(12)
Non-current net deferred tax assets (liabilities)	$—	$—

As of December 31, 2020, the Company had gross federal operating loss carryforwards of $69.6 million, which may be available to offset future taxable income. Of the federal operating loss carryforwards, $5.6 million begin to expire in 2037 and $64.0 million do not expire. As of December 31, 2020, the Company had gross state operating loss carryforwards of $50.4 million, which may be available to offset future taxable income and which begin to expire in 2037.

As required by FASB ASC Topic 740, Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $24.2 million and $9.3 million has been established at December 31, 2020 and December 31, 2019, respectively. The increase in the valuation allowance of $14.9 million during 2020 was primarily due to the increase in net operating loss generated by the Company.

The Company also has federal and state research and development credit carryforwards totaling $1.0 million as of December 31, 2020. The federal research and development credit carryforwards will begin to expire in 2037, unless previously utilized. The state research and development credit carryforwards will begin to expire in 2040, unless previously utilized. The Company has generated research credits, but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company’s ability to use its net operating loss carryforwards (“NOLs”) and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of NOLs which could be used annually to offset future taxable income. The Company has not yet completed an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Under the TCJA, the use of federal NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income and NOLs arising in taxable years ending after December 31, 2017 may not be carried back (though any such NOLs may be carried forward indefinitely). The Coronavirus Aid, Relief, and Economic Security (CARES) Act, enacted on March 27, 2020, retroactively and temporarily (for taxable years beginning before January 1, 2021) suspended application of the 80%-of-income limitation on the use of NOLs and provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years.

The Company establishes reserves for uncertain tax positions based on management’s assessment of exposures associated with tax positions taken on tax return filings. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company does not have any reserves for uncertain tax positions as of December 31, 2020 and any change in position would result in a change in the valuation allowance maintained against its net deferred tax assets.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company had no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

10. Net Loss per Share

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

The Company excluded the following potential dilutive securities, presented based on amounts outstanding at December 31, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Series A Convertible Preferred Stock (as converted to common stock)	—	6,536,856
Series A-2 Convertible Preferred Stock (as converted to common stock)	—	3,153,537
Options to purchase common stock	3,064,457	1,635,427
	3,064,457	11,325,820

11. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. During the years ended December 31, 2020 and 2019, the Company did not make any employer contributions to the plan. Employees can designate the investment of their 401(k) accounts into several mutual funds. Administrative costs of the plan for each of the years ended December 31, 2020 and 2019, were immaterial.

12. Related Party Transactions

For the year ended December 31, 2019, the Company made payments of $0.1 million to one of its directors for scientific consulting and other expenses. In addition, in connection with his service as a consultant, the Company granted this director an option to purchase 66,907 shares at an exercise price per share of $2.02 in 2019. This individual resigned from the board of directors in May 2020, and as such, the scientific consulting services he provides to the Company going forward are no longer considered a related party transaction. During 2020, until the date of his resignation, the Company made payments to this individual totaling $56 thousand. As of December 30, 2020, no amount was due to this individual in connection with services rendered in his former capacity as a director.

See Note 6 for a description of the Company’s License and Sponsored Research Agreement with Yale.

13. Acquisition of Assets

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

The Company concluded that this transaction constituted a purchase of intellectual property assets and not a business combination. The Company will use these assets in research and development activities and believes they have no alternative future uses. Accordingly, the Company recognized expense of $17.9 million as a component of research and development expense in the year ended December 31, 2020, representing the value of the intellectual property assets acquired from Alexion and related acquisition costs as of the acquisition date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Senior Vice President, Finance (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Senior Vice President, Finance concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 24, 2021, Inozyme Pharma Switzerland GmbH (the “GmbH”), a wholly owned subsidiary of the Company entered into an Employment Contract with Axel Bolte (the “Employment Contract”). The Employment Contract will replace and supersede Mr. Bolte’s existing Employment Agreement, dated July 1, 2020, with the Company, effective April 1, 2021. The new Employment Contract provides for substantially similar compensation arrangements as the prior Employment Agreement with the Company and also reflects an adjustment for Mr. Bolte’s base salary which was implemented as part of the Company’s annual compensation review process. Under the Employment Contract, Mr. Bolte’s employment can be terminated by the GmbH or by him upon one month’s notice of termination, except under certain limited circumstances whereby the GmbH can terminate Mr. Bolte immediately under Swiss law. Mr. Bolte’s annual base salary for 2021 is $540,750.

On March 24, 2021, we entered into an Amended and Restated Employment Agreement with Stephen Basso, our Senior Vice President, Finance (the “Amended Employment Agreement”), which amends and restates Mr. Basso’s Employment Agreement, dated July 1, 2020, with the Company and also reflects adjustments to Mr. Basso’s compensation which were implemented as part of the Company’s annual compensation review process.  Mr. Basso’s annual base salary for 2021 is $320,000. Under the terms of the Amended Employment Agreement, if Mr. Basso remains employed with the Company until December 31, 2021, he will receive a retention bonus in the amount of $100,000. Pursuant to the Amended Employment Agreement, Mr. Basso received an additional option to purchase 13,000 shares of our common stock at a price per share equal to the fair market value on March 24, 2021, the effective date of grant. Mr. Basso’s Amended Employment Agreement also contains provisions relating to discretionary bonus payment, severance benefits and other benefits and expenses.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Corporate Governance” sub-section of the “Investor & News” section of our corporate website at http://www.inozyme.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the end of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements

For a list of financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

2.1†

Intellectual Property Asset Purchase Agreement, dated July 17, 2020, by and between the Registrant and Alexion Pharmaceuticals, Inc.  (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

3.3

Restated Certificate of Incorporation of the Registrant   (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on July 28, 2020).

3.4

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on July 28, 2020).

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

4.2*	Description of the Registrant's Securities Registered under Section 12 of the Exchange Act.

10.1

Second Amended and Restated Investor Rights Agreement, dated as of November  9, 2018, by and among the Registrant and the other parties thereto, as amended (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with Securities and Exchange Commission on July 20, 2020).

10.2

Registration Rights Agreement, dated as of June 1, 2016, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with Securities and Exchange Commission on July 2, 2020).

10.3#

Amended and Restated 2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with Securities and Exchange Commission on July 2, 2020).

10.4#

Form of Stock Option Agreement Granted under Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with Securities and Exchange Commission on July 2, 2020).

10.5#

2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.6#

Form of Stock Option Agreement under the 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.7#

Form of Restricted Stock Unit Agreement under the 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.8#

2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

Exhibit Number	Description of Exhibit

10.9

Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.10†

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

10.11†

Corporate Sponsored Research Agreement, dated January  6, 2017, by and between Yale University and the Registrant, as amended by Amendment No. 1 to Corporate Sponsored Research Agreement, dated February 19, 2019, by and between Yale University and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with Securities and Exchange Commission on July 2, 2020).

10.12#

Form of Restricted Stock Agreement between the Registrant and Axel Bolte (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with Securities and Exchange Commission on July 2, 2020).

10.13

Lease, dated December 13, 2019, by and between 321 Summer Street LLC and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with Securities and Exchange Commission on July 2, 2020).

10.14

Lease, dated May 13, 2020, by and between RREF II 451D, LLC and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 2, 2020).

10.15#

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.16*#	Employment Contract, dated March 24, 2021, between Inozyme Pharma Switzerland GmbH and Axel Bolte

10.17#

Employment Agreement, dated July  1, 2020, by and between the Registrant and Henric Bjarke  (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.18# 10.19#

Employment Agreement, dated July  1, 2020, by and between the Registrant and Steven Jungles  (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

Employment Agreement dated July 1, 2020 by and between the Registrant and Pedro Huertas (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20 2020).

10.20*# 10.21*#

Amended and Restated Employment Agreement, dated March 24, 2021, by and between the Registrant and Stephen Basso

Employment Agreement, dated January 29, 2021, by and between the Registrant and Deborah Wenkert

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain portions of this exhibit have been omitted because they are not material and contain information that the Registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2021

INOZYME PHARMA, INC.

By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Axel Bolte	President and Chief Executive Officer, Director	March 25, 2021
Axel Bolte	(Principal Executive Officer)

/s/ Stephen Basso	Senior Vice President, Finance	March 25, 2021
Stephen Basso	(Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas Treco	Chairman	March 25, 2021
Douglas Treco

/s/ Sarah Bhagat	Director	March 25, 2021
Sarah Bhagat

/s/ Reinaldo Diaz	Director	March 25, 2021
Reinaldo Diaz

/s/ Martin Edwards	Director	March 25, 2021
Martin Edwards

/s/ Robert Hopfner	Director	March 25, 2021
Robert Hopfner

/s/ Edward Mathers	Director	March 25, 2021
Edward Mathers

/s/ Lynne Sullivan	Director	March 25, 2021
Lynne Sullivan