Form 10-Q
period 2021-09-30
Inozyme Pharma, Inc.
filed 2021-11-09
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 23,664,747 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$27,229	$28,040
Short-term investments	98,054	119,657
Prepaid expenses and other current assets	5,296	3,282
Total current assets	130,579	150,979
Property and equipment, net	2,591	2,648
Right-of-use assets	2,152	—
Restricted cash	354	354
Long-term investments	—	12,199
Prepaid expenses, net of current portion	2,070	3,183
Total assets	$137,746	$169,363
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$626	$3,069
Accrued expenses	7,606	6,904
Operating lease liabilities	711	—
Total current liabilities	8,943	9,973
Operating lease liabilities, net of current portion	2,829	1,287
Total liabilities	11,772	11,260
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; No shares issued and outstanding at September 30, 2021 or December 31, 2020	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 23,664,747 shares issued and outstanding at September 30, 2021 and 23,384,969 shares issued and outstanding at December 31, 2020	2	2
Additional paid in-capital	254,915	249,175
Accumulated other comprehensive income	3	2
Accumulated deficit	(128,946)	(91,076)
Total stockholders’ equity	125,974	158,103
Total liabilities and stockholders’ equity	$137,746	$169,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$9,346	$25,174	$24,169	$39,457
General and administrative	4,916	3,142	13,720	6,313
Total operating expenses	14,262	28,316	37,889	45,770
Loss from operations	(14,262)	(28,316)	(37,889)	(45,770)
Other income (expense):
Interest income	47	64	168	306
Other income (expenses)	(65)	157	(149)	158
Other income (expense), net	(18)	221	19	464
Net loss	$(14,280)	$(28,095)	$(37,870)	$(45,306)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(6)	(13)	10	(5)
Foreign currency translation adjustment	(9)	—	(9)	—
Total other comprehensive (loss) income	(15)	(13)	1	(5)
Comprehensive loss	$(14,295)	$(28,108)	$(37,869)	$(45,311)
Net loss attributable to common stockholders—basic and diluted	$(14,280)	$(28,095)	$(37,870)	$(45,306)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(1.55)	$(1.61)	$(6.57)
Weighted-average common shares outstanding—basic and diluted	23,643,494	18,101,496	23,521,981	6,893,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(amounts in thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2020	—	$—	—	$—	23,384,969	$2	$249,175	$2	$(91,076)	$158,103
Stock-based compensation	—	—	—	—	—	—	1,577	—	—	1,577
Exercise of stock options	—	—	—	—	88,734	—	249	—	—	249
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	—	—	(11,050)	(11,050)
Balance at March 31, 2021	—	$—	—	$—	23,473,703	$2	$251,001	$12	$(102,126)	$148,889
Stock-based compensation	—	—	—	—	—	—	1,813	—	—	1,813
Exercise of stock options	—	—	—	—	96,890	—	106	—	—	106
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(12,540)	(12,540)
Balance at June 30, 2021	—	$—	—	$—	23,570,593	$2	$252,920	$18	$(114,666)	$138,274
Stock-based compensation	—	—	—	—	—	—	1,752	—	—	1,752
Exercise of stock options	—	—	—	—	94,154	—	243	—	—	243
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(6)	—	(6)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	—	—	(14,280)	(14,280)
Balance at September 30, 2021	—	$—	—	$—	23,664,747	$2	$254,915	$3	$(128,946)	$125,974

Balance at December 31, 2019	48,850,000	$44,657	23,566,431	$33,270	1,204,630	$—	$1,428	$5	$(34,652)	$(33,219)
Stock-based compensation	—	—	—	—	—	—	129	—	—	129
Exercise of stock options	—	—	—	—	2,677	—	5	—	—	5
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	(7,738)	(7,738)
Balance at March 31, 2020	48,850,000	$44,657	23,566,431	$33,270	1,207,307	$-	$1,562	$28	$(42,390)	$(40,800)
Issuance of Series A-2 Convertible Preferred Stock, net of issuance costs of $0.1 million			23,566,431	33,638	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	120	—	—	120
Exercise of stock options	—	—	—	—	137,397	—	149	—	—	149
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	—	—	(9,473)	(9,473)
Balance at June 30, 2020	48,850,000	$44,657	47,132,862	$66,908	1,344,704	$-	$1,831	$13	$(51,863)	$(50,019)
Issuance of shares to acquire in-process research and development	—	—	8,294,360	17,759	—	—	—	—	—	—
Initial public offering, net of issuance costs of $3.9 million	—	—	—	—	8,050,000	1	115,914	—	—	115,915
Conversion of convertible preferred stock into common stock	(48,850,000)	(44,657)	(55,427,222)	(84,667)	13,953,850	1	129,323	—	—	129,324
Stock-based compensation	—	—	—	—	—	—	786	—	—	786
Exercise of stock options	—	—	—	—	16,297	—	18	—	—	18
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(28,095)	(28,095)
Balance at September 30, 2020	—	—	—	—	23,364,851	$2	$247,872	$—	$(79,958)	$167,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(37,870)	$(45,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492	94
Write-off of acquired in-process research and development	—	17,759
Stock-based compensation expense	5,142	1,035
Amortization of premiums and discounts on marketable securities	146	140
Reduction in the carrying value of right-of-use assets	279	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,014)	(4,147)
Accounts payable	(2,482)	1,744
Accrued expenses	942	3,582
Operating lease liabilities	(457)	—
Prepaid expenses - noncurrent	1,113	—
Net cash used in operating activities	(34,709)	(25,099)
Investing activities
Purchases of marketable securities	(104,994)	(125,490)
Maturities of marketable securities	138,660	29,021
Purchases of property and equipment	(357)	(753)
Net cash provided by (used in) investing activities	33,309	(97,222)
Financing activities
Proceeds from issuance of Series A-2 Convertible Preferred Stock, net of issuance costs	—	33,638
Proceeds from exercise of stock options	598	172
Proceeds from initial public offering, net of offering costs	—	116,988
Net cash provided by financing activities	598	150,798
Net (decrease) increase in cash, cash equivalents and restricted cash	(802)	28,477
Effect of foreign currency exchange rate in cash	(9)	-
Cash, cash equivalents and restricted cash at beginning of period	28,394	31,735
Cash, cash equivalents and restricted cash at end of period	$27,583	$60,212
Supplemental cash flow information:
Cash and cash equivalents	$27,229	$59,858
Restricted cash	354	354
Cash, cash equivalents and restricted cash at end of period	$27,583	$60,212
Issuance of shares to acquire in-process research and development	$—	$17,759
Property and equipment unpaid at end of period	$78	$1,498
Right-of-use asset at adoption of ASC 842	$2,431	$—
Operating lease liabilities at adoption of ASC 842	$3,997	$—
Deferred offering costs unpaid at end of period	$—	$1,073
Deferred lease incentive - non-cash	$—	$1,263

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity

Since the Company’s incorporation in 2017 and through September 30, 2021, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development activities. The Company incurred net losses of $37.9 million in the nine months ended September 30, 2021 and $56.4 million in the year ended December 31, 2020 and had an accumulated deficit of $128.9 million as of September 30, 2021. The Company had cash, cash equivalents, and short-term investments of $125.3 million as of September 30, 2021.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock and the Company’s initial public offering (“IPO”) completed on July 28, 2020. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes that its cash, cash equivalents, and short-term investments as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Apart from the Company’s adoption of Leases (Topic 842) ("Topic 842") in January 2021, there have been no material changes in the Company’s significant accounting policies during the three or nine months ended September 30, 2021.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding using the treasury-stock and if-converted methods. The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	September 30, 2021
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$80,953	$8	$—	$80,961
U.S. Treasury securities	1 year or less	10,069	3	—	10,072
U.S. government agency debt securities	1 year or less	7,020	1	—	7,021
		$98,042	$12	$—	$98,054

	December 31, 2020
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$94,873	$5	$(6)	$94,872
U.S. Treasury securities	1 year or less	11,614	2	(1)	11,615
U.S. government agency debt securities	1 year or less	13,169	1	—	13,170
		$119,656	$8	$(7)	$119,657

The Company did not hold any long-term investments at September 30, 2021. Long-term investments at December 31, 2020 consisted of the following (dollar amounts in thousands):

	December 31, 2020
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	After 1 year through 5 years	$5,126	$—	$—	$5,126
U.S. government agency debt securities	After 1 year through 5 years	7,072	1	—	7,073
		$12,198	$1	$—	$12,199

The Company concluded that the net declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of September 30, 2021 and December 31, 2020. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At September 30, 2021	At December 31, 2020
Interest receivable	$73	$155
Prepaid insurance	2,494	1,723
Prepaid research studies	2,143	804
Prepaid other	586	600
Total	$5,296	$3,282

Prepaid expenses, net of current portion consisted of the following (dollar amounts in thousands):

	At September 30, 2021	At December 31, 2020
Prepaid clinical trial and other	$2,070	$3,183
	$2,070	$3,183

Property and equipment consisted of the following (dollar amounts in thousands):

	At September 30, 2021	At December 31, 2020
Laboratory equipment and manufacturing equipment	$593	$339
Furniture and fixtures	278	254
Computer equipment and software	444	287
Leasehold improvements	2,095	2,095
	3,410	2,975
Less accumulated depreciation	(819)	(327)
Total	$2,591	$2,648

Depreciation expense for the three months ended September 30, 2021 and 2020 was $167 thousand and $42 thousand, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $492 thousand and $94 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At September 30, 2021	At December 31, 2020
Payroll and related liabilities	$1,913	$2,296
Professional fees	641	454
Research and development costs	4,655	2,997
Deferred rent	—	279
Other	397	878
Total	$7,606	$6,904

5. Fair Value Measurement

The following table represents the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$19,713	$19,713	$—	$—
Commercial paper	80,961	—	80,961	—
U.S. Treasury securities	10,072	10,072	—	—
U.S. government agency debt securities	7,021	—	7,021	—
Total assets	$117,767	$29,785	$87,982	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$15,739	$15,739	$—	$—
Commercial paper	94,872	—	94,872	—
U.S. Treasury securities	16,741	16,741	—	—
U.S. government agency debt securities	20,243	—	20,243	—
Total assets	$147,595	$32,480	$115,115	$—

There have been no transfers between fair value levels during the three or nine months ended September 30, 2021.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes, that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of September 30, 2021, the Company incurred a total of $0.2 million in license maintenance fees to Yale. The Company is required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, including first dosing in a patient, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge, or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge. The Company is not aware of any currently ongoing patent challenges.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale, which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through December 2021. The Company recorded research and development expenses associated with this arrangement of $0.1 million and $0.4 million in the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.3 million in the three and nine months ended September 30, 2020, respectively.

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

In connection with the Company’s leases of office space and laboratory space, the Company provided security deposits to the landlords in the form of letters of credit totaling $354 thousand. The cash collateralizing the letters of credit is included in restricted cash in the accompanying balance sheets as of September 30, 2021 and December 31, 2020.

The Company has elected to not recognize right-of-use assets and lease liabilities arising from short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

As all the existing leases subject to Topic 842 were previously classified as operating leases by the Company, they were similarly classified as operating leases under Topic 842. The Company has determined that the identified leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the lease. As such, the Company calculated the incremental borrowing rate based on the remaining lease terms as of January 1, 2021. At January 1, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.0% and 5.0 years, respectively. At September 30, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.0% and 4.2 years, respectively.

During the nine months ended September 30, 2021, cash paid for amounts included for the measurement of lease liabilities was $0.7 million and the Company recorded operating lease expense of $0.5 million.

Future lease payments under non-cancelable leases as of September 30, 2021 are as follows (dollar amounts in thousands):

Year Ending December 31,
2021 (remaining 3 months)	$237
2022	968
2023	992
2024	1,016
2025	944
Thereafter	—
$4,157

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2021 or December 31, 2020.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2021 and 2020.

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

In addition, on July 28, 2020, the Company amended and restated its certificate of incorporation to authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company does not have any outstanding preferred stock as of September 30, 2021.

There have been no dividends declared on preferred stock or common stock by the Company’s board of directors as of September 30, 2021.

Open Market Sale Agreement

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021, (the "Registration Statement"). Under the Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. To date, we have not sold any securities under the Registration Statement.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. As of September 30, 2021, 1,147,179 shares of common stock remain available for future issuance under the 2020 Plan.

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

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2020:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2020	3,064,457	$7.28	8.76	$41,680
Granted	1,009,354	19.56
Exercised	(279,778)	2.16
Forfeited	(432,536)	11.67
Outstanding at September 30, 2021	3,361,497	$10.83	8.43	$15,006
Exercisable at September 30, 2021	1,228,549	$6.17	7.65	$8,677
Vested and expected to vest at September 30, 2021	3,361,497	$10.83	8.43	$15,006

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2021 was $12.40 per share and $14.70 per share, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2021 was $1.4 million and $3.0 million, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate range	0.93% to 0.98%	0.38% to 0.43%	0.48% to 1.15%	0.38% to 0.47%
Dividend yield	0%	0%	0%	0%
Expected term of options (years)	5.98 to 6.08	6.78	5.37 to 6.48	6.78
Volatility rate range	88.57% to 89.25%	86.54% to 86.88%	88.57% to 91.19%	86.54% to 99.85%

The total compensation cost recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$798	$295	$2,495	$422
General and administrative	954	491	2,647	613
Total	$1,752	$786	$5,142	$1,035

The total unrecognized compensation cost related to outstanding employee awards as of September 30, 2021 was $20.0 million, and is expected to be recognized over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1 through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors. The number of shares available for grant under this plan increased by 233,849 on January 1, 2021 due to this provision. As of September 30, 2021, no shares have been purchased by employees under the ESPP.

9. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

We have generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	3,361,497	2,911,875	3,361,497	2,911,875
	3,361,497	2,911,875	3,361,497	2,911,875

10. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. Effective January 1, 2021, the Company implemented a matching policy under which the Company matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s base salary and bonus paid during the year. For the three and nine months ended September 30, 2021, the Company has made employer contributions to the 401(k) plan totaling $58 thousand and $174 thousand, respectively.

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

Phase 1/2 Clinical Trial in ENPP1 Deficiency

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

We have activated trial sites in the United States and United Kingdom for our Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency. We expect to enroll the first patient in our Phase 1/2 clinical trial in the fourth quarter of 2021. We plan to report preliminary safety and biomarker data from this trial in the first half of 2022. In the third quarter of 2021, we filed a CTA with the regulatory authorities in Canada, which was approved by Health Canada in November 2021, and in the fourth quarter of 2021, we filed a CTA with regulatory authorities in the European Union to allow us to initiate clinical development of INZ-701 for the treatment of ENPP1 Deficiency outside of the United States and the United Kingdom.

Phase 1/2 Clinical Trial in ABCC6 Deficiency

In June 2021, the National Agency for the Safety of Medicines and Health Products, or ANSM, in France authorized our CTA and, in July 2021, the FDA cleared our IND for a Phase 1/2 clinical trial of INZ-701 for the treatment of ABCC6 Deficiency. We have activated a clinical trial site in the United States and an additional trial site in the United Kingdom is currently engaged in finalizing site activation procedures. We expect enrollment of the first patient in our planned Phase 1/2 clinical trial in the fourth quarter of 2021. We plan to report preliminary safety and biomarker data from this trial in the first half of 2022.

Our Operations

We have not yet commercialized any products or generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. We have not yet initiated a clinical trial for INZ-701 or any other product candidate. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and sales of common stock in our initial public offering, or IPO. Through September 30, 2021, we had received net proceeds of $111.5 million from the sales of our convertible preferred stock and net proceeds of approximately $115.9 from the sale of our common stock in our IPO.

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

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $37.9 million for the nine months ended September 30, 2021 and $56.4 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $128.9 million.

Our operating expenses were $37.9 million for the nine months ended September 30, 2021 and $57.0 million for the year ended December 31, 2020. We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

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

As of September 30, 2021, we had cash, cash equivalents and short-term investments of approximately $125.3 million.

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

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

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701 and we have not yet initiated a clinical trial for INZ-701. We have activated trial sites in the United States and United Kingdom for our Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency. We expect to enroll the first patient in the fourth quarter of 2021. In June 2021, the ANSM in France authorized our CTA and, in July 2021, the FDA cleared our IND for a Phase 1/2 clinical trial of INZ-701 for the treatment of ABCC6 Deficiency. We have activated a clinical trial site in the United States and an additional trial site in the United Kingdom is currently engaged in finalizing site activation procedures for a Phase 1/2 clinical trial in patients with ABCC6 Deficiency. We expect to enroll the first patient in the fourth quarter of 2021. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through September 30, 2021, we have incurred $80.7 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we prepare for, initiate and conduct the clinical trials of INZ-701, scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

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
•
acceptance of our filed CTA for INZ-701 by a regulatory authority in the European Union to allow us to initiate Phase 1/2 clinical development of INZ-701 for ENPP1 Deficiency in Europe outside of the United Kingdom;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)
Operating expenses:
Research and development	$9,346	$25,174	$(15,828)
General and administrative	4,916	3,142	1,774
Total operating expenses	14,262	28,316	(14,054)
Loss from operations	(14,262)	(28,316)	(14,054)
Other income (expense):
Interest income	47	64	(17)
Other expenses	(65)	157	(222)
Other income, net	(18)	221	(239)
Net loss	$(14,280)	$(28,095)	$(13,815)

Research and Development Expense

Research and development expense decreased by $15.8 million to $9.3 million for the three months ended September 30, 2021 from $25.2 million for the three months ended September 30, 2020. The decrease in research and development expense was primarily attributable to the following:

•
a decrease of $17.8 million as a result of our non-recurring, non-cash purchase of in-process research and development intellectual property assets from Alexion Pharmaceuticals, Inc., or Alexion, in exchange for shares of our Series A-2 Convertible Preferred Stock in July 2020;
•
a decrease of $1.3 million due to decreases in manufacturing operations based on the timing of production runs;
•
a decrease of $0.8 million in other research and development expenses such as toxicology;
•
an increase of $2.3 million related to clinical trials costs to support the preparation for clinical trials; and
•
an increase of $1.8 million due to increased salaries and other employee-related costs to support the growth of the business.

We expect that our research and development expenses will increase for the foreseeable future as we prepare for, initiate, and conduct clinical trials of INZ-701, further scale our manufacturing processes and advance development of INZ-701 for additional indications or of additional product candidates.

General and Administrative Expense

General and administrative expense increased by $1.8 million to $4.9 million for the three months ended September 30, 2021 from $3.1 million for the three months ended September 30, 2020. The increase in general and administrative expense was primarily attributable to an increase in our employee compensation, including stock-based compensation, and benefits related to an increase in the number of general administrative employees, an increase in legal fees related to new contracts and operations as a public company, and generally higher fees in areas such as audit, tax and information technology to support our growth and support our operations as a public company. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income

Interest income for the three months ended September 30, 2021 decreased by less than $0.1 million as compared to the three months ended September 30, 2020. The decrease was primarily attributable to a lower cash balance on which interest was earned for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Other Expenses

Other expenses, consisting primarily of foreign exchange gains and losses, for the three months ended September 30, 2021 decreased by $0.2 million as compared to the three months ended September 30, 2020. This decrease was driven by cash balances we hold which are denominated in Euros and their related appreciation compared to the U.S. Dollar in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)
Operating expenses:
Research and development	$24,169	$39,457	$(15,288)
General and administrative	13,720	6,313	7,407
Total operating expenses	37,889	45,770	(7,881)
Loss from operations	(37,889)	(45,770)	(7,881)
Other income (expense):
Interest income	168	306	(138)
Other (expense) income	(149)	158	(307)
Other income, net	19	464	(445)
Net loss	$(37,870)	$(45,306)	$(7,436)

Research and Development Expense

Research and development expense decreased by $15.3 million to $24.2 million for the nine months ended September 30, 2021 from $39.5 million for the nine months ended September 30, 2020. The decrease in research and development expense was primarily attributable to the following:

•
a decrease of $17.8 million as a result of our non-recurring, non-cash purchase of in-process research and development intellectual property assets from Alexion in exchange for our Series A-2 Convertible Preferred Stock in July 2020;
•
a decrease of $3.5 million due to decreases in manufacturing operations based on the timing of production runs;
•
a decrease of $3.5 million as a result of the timing of the completion of preclinical toxicology studies in support of our IND filing for INZ-701 in 2020;
•
an increase of $6.1 million due to increased salaries, stock-based compensation expense, and other employee-related costs to support the growth of the business as well as increases in consulting and outsourced services due to an internal hiring delay and initiation of a preclinical study;
•
an increase of $2.8 million related to clinical trial costs to support the preparation of clinical trials; and
•
an increase of $0.6 million in other research and development expenses.

We expect that our research and development expenses will continue to increase for the foreseeable future as we prepare for, initiate, and conduct clinical trials of INZ-701, further scale our manufacturing processes and advance development of INZ-701 for additional indications or of additional product candidates.

General and Administrative Expense

General and administrative expense increased by $7.4 million to $13.7 million for the nine months ended September 30, 2021 from $6.3 million for the nine months ended September 30, 2020. The increase in general and administrative expense was primarily attributable to an increase in our employee compensation, including stock-based compensation, and benefits related to an increase in the number of general administrative employees, an increase in legal fees related to new contracts and operations as a public company, and generally higher fees in areas such as audit, tax and information technology to support our growth and support our operations as a public company. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income

Interest income decreased by $0.1 million to $0.2 million for the nine months ended September 30, 2021 from $0.3 million for the nine months ended September 30, 2020. The decrease was primarily attributable to a lower cash balance on which interest was earned during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Other Expenses

Other expenses, consisting primarily of foreign exchange gains and losses for nine months ended September 30, 2021, decreased by $0.3 million compared to the nine months ended September 30, 2020. This decrease was driven by cash balances we hold which are denominated in Euros and their related appreciation compared to the U.S. Dollar in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and sales of common stock in our IPO. Through September 30, 2021, we had received net cash proceeds of $111.5 million from sales of our convertible preferred stock. In July 2020, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $115.9 million, after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2021, we had cash, cash equivalents and short-term investments of approximately $125.3 million.

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. To date, we have not sold any securities under the Registration Statement.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term and long-term investments at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$27,229	$28,040
Short-term investments	98,054	119,657
Long-term investments	—	12,199
Total cash, cash equivalents, and short-term and long-term investments	$125,283	$159,896

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(34,709)	$(25,099)
Net cash provided by (used in) investing activities	33,309	(97,222)
Net cash provided by financing activities	598	150,798
Net (decrease) increase in cash, cash equivalents and restricted cash	$(802)	$28,477

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $34.7 million for the nine months ended September 30, 2021 compared to $25.1 million for the nine months ended September 30, 2020. The increase in cash used in operating activities of $9.6 million was primarily due to an increase in net loss adjusted for non-cash items of $12.2 million as well as an increase in the use of cash for accounts payable and a decrease in the use of cash for accrued expenses.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $33.3 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $97.2 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we had maturities of marketable securities of $138.6 million, which were offset by purchases of marketable securities of $105.0 million and purchases of property and equipment of $0.4 million. For the nine months ended September 30, 2020, we had maturities of marketable securities of $29.0 million, which were offset by purchases of marketable securities of $125.5 million and purchases of property and equipment of $0.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2021 resulted from the exercise of stock options. Net cash provided by financing activities of $150.8 million for the nine months ended September 30, 2020 was primarily due to proceeds from the issuance of Series A-2 Convertible Preferred Stock and the Company's IPO, net of issuance costs.

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

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our planned Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency and any future clinical development of INZ-701 for these indications;
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

As of September 30, 2021, we had cash, cash equivalents and short-term investments of approximately $125.3 million. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash equivalents consisted of primarily of short-term money market funds. As of September 30, 2021, our short-term investments consisted of commercial paper, U.S. Treasury securities and U.S. government agency debt securities with maturities of less than one year. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the primarily short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021 and 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the three months ended September 30, 2021.

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

We had not used any of the net proceeds from the IPO as of September 30, 2021 as we have continued to fund our operations from proceeds received through our preferred stock financings. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

10.1

Open Market Sale AgreementSM, dated August 11, 2021, by and between the Registrant and Jefferies LLC (incorporated by reference into Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-258702) filed with the Securities and Exchange Commission on August 11, 2021).

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

INOZYME PHARMA, INC.

Date: November 9, 2021	By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Stephen DiPalma
Stephen DiPalma
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)