Form 10-K
period 2021-12-31
Inozyme Pharma, Inc.
filed 2022-03-15
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2021 ,was $245,164,789.

As of March 10, 2022, the registrant had 23,672,566 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the heading “Summary of Material Risks Associated with our Business” and the “Risk Factors” section and include, among other things:

•
our ongoing Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency, including statements regarding the timing of enrollment and completion of the clinical trial and the period during which the results of the clinical trial will become available;
•
the timing and conduct of our planned Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency, including statements regarding the timing of initiation, enrollment and completion of the clinical trial and the period during which the results of clinical trial will become available;
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
•
our competitive position;
•
our ability to continue as a going concern; and

•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012.

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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•
We have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and may never achieve or maintain profitability. Our net losses were $56.6 million for the year ended December 31, 2021 and $56.4 million for the year ended December 31, 2020.

•
We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

•
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this Annual Report on Form 10-K.

•
We have a limited operating history and are very early in our development efforts. We are heavily dependent on the success of our lead product candidate, INZ-701.

•
The COVID-19 pandemic may affect our ability to initiate and complete current or future preclinical studies and clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, and it has the potential to materially and adversely affect our business, financial condition, results of operations and prospects.

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

•
We are conducting, and plan to conduct, clinical trials for our product candidates at sites outside the United States. If the FDA determines that any such trial did not comply with all applicable U.S. laws and regulations, the FDA may not accept the data from that trial, in which case we would likely need to conduct one or more additional clinical trials.

•
We focus our research and product development on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases and capture a significant market share.

•
We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business. If we are not able to maintain these third party relationships or if these arrangements are terminated, we may have to alter our development and commercialization plans and our business could be adversely affected.

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

Our lead product candidate, INZ-701, is a soluble, recombinant, genetically engineered, fusion protein that is designed to correct a defect in the mineralization pathway caused by ENPP1 and ABCC6 Deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with neointimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels. We have generated robust preclinical proof of concept data demonstrating that in animal models INZ-701 prevented pathological calcification, led to improvements in overall health and survival and prevented neointimal proliferation. In addition, INZ-701 achieved survival benefit in a mouse model of ENPP1 Deficiency. We are currently conducting a Phase 1/2 clinical trial of INZ-701 in ENPP1 Deficiency. We plan to advance INZ-701 into a separate Phase 1/2 clinical trial in patients with ABCC6 Deficiency. These clinical trials are being, and will be, conducted in both North America and in Europe. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency, and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency.

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in ENPP1 Deficiency. We plan to report preliminary safety and biomarker data from this trial in the first half of 2022. In the third quarter of 2021, we filed a clinical trial application, or CTA, with the regulatory authorities in Canada, which was approved by Health Canada in November 2021, and in the fourth quarter of 2021, we filed a CTA with regulatory authorities in the European Union, which was approved by the Federal Institute for Drugs and Medical Devices in Germany in February 2022, to allow us to initiate clinical development of INZ-701 for the treatment of ENPP1 Deficiency outside of the United States and the United Kingdom. This trial is currently ongoing in North America and the United Kingdom.

In June 2021, the National Agency for the Safety of Medicines and Health Products, or ANSM, in France authorized our CTA and, in July 2021, the FDA cleared our investigational new drug application, or IND for a Phase 1/2 clinical trial of INZ-701 for the treatment of ABCC6 Deficiency. We have activated a clinical trial site in the United States and an additional trial site in the United Kingdom. We were not able to initiate dosing in our Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency at the academic institutions we originally planned due to the COVID-19 pandemic, and as a result, we engaged supplemental Phase 1 unit trial sites. The Phase 1 unit trial sites also experienced some internal delays due to the COVID-19 pandemic, and as a result we were delayed in enrolling our first patient in our Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency. We are actively screening patients for enrollment in this planned Phase 1/2 clinical trial and we expect enrollment of the first patient in the second quarter of 2022. We plan to report preliminary safety and biomarker data from this trial in the first half of 2022.

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

ENPP1 and ABCC6 Deficiencies are chronic, systemic, and progressive diseases occurring over the course of a patient’s lifetime, starting as early as fetal development and spanning into adulthood. These diseases represent a significant unmet medical need, with high mortality rates for infants with ENPP1 Deficiency and high levels of morbidity occurring for patients with these diseases throughout their lives. ENPP1 Deficiency is estimated to occur in approximately one in 200,000 births, and we believe there are more than 11,000 patients worldwide with ENPP1 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 Deficiency. ABCC6 Deficiency is estimated to afflict approximately one per 25,000 to 50,000 individuals, and we believe there are more than 67,000 patients worldwide with ABCC6 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 Deficiency. There are currently no approved therapies for either ENPP1 or ABCC6 Deficiency. Currently available treatments are seeking to minimize the manifestations of these diseases.

We conducted what we believe is the largest retrospective, cross-sectional natural history study of 127 patients with a presumed diagnosis of ENPP1 Deficiency. Preliminary results from this study suggest that the spectrum of manifestations for ENPP1 Deficiency includes an infantile phase, a pediatric phase and an adult phase. Infants with ENPP1 Deficiency have pathological vascular calcification, which has been referred to in the medical literature as generalized arterial calcification of infancy, or GACI, in which abnormal mineralization and neointimal proliferation result in narrowed blood vessels that can cause heart and kidney failure. Approximately 45% to 50% of infants with ENPP1 Deficiency die within 6 months of birth. In childhood and adulthood, the survivors with ENPP1 Deficiency experience ongoing risk for vascular calcification and organ dysfunction, debilitating rickets, which has been referred to in the medical literature as autosomal-recessive hypophosphatemic rickets type 2, or ARHR2, skeletal deformity, short stature, osteomalacia, and severe bone and joint pain, fatigue, muscle weakness, hearing loss, and are at risk for bone fractures, all symptoms that lead to poor quality of life and function. In the first quarter of 2022, we initiated a retrospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency. We plan to initiate a prospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency in the second quarter of 2022. These studies are designed to test and validate our findings from the retrospective, cross-sectional natural history study.

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

Our lead product candidate, INZ-701, is designed to increase circulating levels of PPi and adenosine. In our preclinical studies conducted in ENPP1-deficient mouse models, dosing with INZ-701 resulted in increased plasma PPi levels, reduction in calcium deposits in a variety of tissues, prevention of calcification in the heart and aorta, prevention of skeletal abnormalities and improvements in overall health. In ABCC6-deficient mouse models, dosing with INZ-701 also increased plasma PPi levels and reduced calcification in key tissues. In addition to increasing levels of PPi, in preclinical studies, INZ-701 prevented neointimal proliferation in both wild-type and ENPP1-deficient mice, which we believe is attributable to increased levels of adenosine.

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

Strategy

Our goal is to develop and commercialize safe and effective therapies for the treatment of patients suffering from a broad range of genetic and non-genetic diseases of abnormal mineralization. The critical components of our strategy to achieve this goal include:

•
Efficiently advance clinical development for our lead product candidate, INZ-701, with an initial focus on ENPP1 and ABCC6 Deficiencies. We have initiated our Phase 1/2 clinical trial of INZ-701 for the treatment of ENPP1 Deficiency and expect to report preliminary safety and biomarker data in the first half of 2022. We are actively screening patients for enrollment in our planned Phase 1/2 clinical trial of ABCC6 Deficiency and expect to enroll the first patient in the second quarter of 2022 and to report preliminary safety and biomarker data in the first half of 2022. We believe that our clinical strategy of linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy may provide an efficient path for development and availability of clinical data.
•
Expand our research and development efforts for INZ-701 in additional diseases of abnormal mineralization and for other therapies beyond INZ-701. Based on its mechanism of action, we believe that INZ-701 has the potential to increase plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene, including patients with calciphylaxis. As a science-driven company, we also plan to continue to apply our expertise to identify and develop new therapeutics for diseases of abnormal mineralization. For example, we are currently exploring the potential for development of a gene therapy for ENPP1 Deficiency.
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
•
Build a patient-focused company to treat diseases of abnormal mineralization. We intend to continue to engage with patient advocacy groups, medical centers of excellence and medical specialists in an effort to expeditiously bring our therapy to patients. In building a patient-focused company to address the needs of both genetically defined and broader patient populations, we are working with clinicians and patient organizations to better understand the symptoms and consequences of diseases of abnormal mineralization and to increase awareness of the commonalities among these diseases. We have completed a retrospective, cross-sectional natural history study of patients who had GACI or any presentation of ENPP1 Deficiency. We have also completed a burden of disease study in ENPP1 Deficiency and ABCC6 Deficiency with GACI Global, a patient advocacy organization dedicated to bettering the lives of families affected by GACI and/or ARHR2 to characterize the burden of disease and understand the systemic progression of disease from the perspective of a patient and/or caregiver. We have several ongoing and planned programs, including a retrospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency, which we initiated in the first quarter of 2022 and a prospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency, which we plan to initiate in the second quarter of 2022. We believe that the findings from these studies and others like it will be important in supporting future trial design and patient enrollment.
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

PPI (PYROPHOSPHATE)
AMP
ADENOSINE
PI
ATP
Extracellular
Intracellular
MUTATED
ABCC6
ENPP1
CD73

DISRUPTION OF THE PATHWAY:

LOW PPI
LOW ADENOSINE

HEALTHY

***Normal Blood Vessel***

ABCC6 MUTATION

***Calcification of the arteries***

***Neointimal proliferation***

(abnormal overgrowth of smooth muscle cells)

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

In the first quarter of 2022, we initiated a retrospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency. We plan to initiate a prospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency in the second quarter of 2022. These studies are designed to test and validate our findings from our retrospective, cross-sectional natural history study.

ENPP1 Deficiency Incidence and Prevalence; Current Standard of Care

ENPP1 Deficiency is estimated to occur in approximately one in 200,000 births, and we believe there are more than 11,000 patients worldwide with ENPP1 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 Deficiency. There are approximately 200 published cases of ENPP1 Deficiency in the medical literature. To gather more information about patient symptoms and diagnoses of ENPP1 Deficiency, we conducted an online physician survey in 2019. In our survey, which included select physician specialties in the United States, Canada and five major European countries, we identified 623 alive patients in these countries affected by ENPP1 Deficiency following completion of 1,001 physician-conducted patient surveys. We have also completed an epidemiological study that projects the worldwide prevalence of ENPP1 Deficiency. Based on this study and our physician survey, we believe that there are approximately 11,850 patients worldwide with ENPP1 Deficiency.

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

Some infants with ABCC6 Deficiency are diagnosed with a vascular calcification condition called GACI Type II, resembling the acute infantile form of ENPP1 Deficiency. In older patients, ABCC6 Deficiency presents as pseudoxanthoma elasticum, or PXE, a rare disorder in which individuals develop calcification of soft connective tissues, including in the eyes, cardiovascular system and skin.

Individuals with PXE often have abnormalities in the eyes, such as a change in the pigmented cells of the retina or angioid streaks that occur when tiny cracks form in the elastic membrane, referred to as Bruch’s membrane, under the retina. Bleeding and scarring of the retina occur as well as choroidal neovascularization, which can cause vision loss. A 2019 report stated that 37% of PXE patients over the age of 50 experienced visual impairment and 15% were legally blind. Pathological mineralization of the blood vessels that carry blood from the heart to the rest of the body may cause other signs and symptoms of PXE. Ectopic calcification narrows blood vessels, particularly in the lower extremities, and leads to claudication, characterized by cramping and pain during exercise due to decreased blood flow to the arms and legs. Individuals with PXE may also have yellowish bumps called papules on their neck, underarms and other areas of the skin surrounding joint bends. These papules coalesce, and the skin becomes loose and wrinkled and are an indication of a general systemic pathological soft tissue calcification process.

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

Source: Kauffenstein, et al. J Inv Derm 2018

ABCC6 Deficiency Incidence and Prevalence; Current Standard of Care

ABCC6 Deficiency is estimated to afflict approximately one per 25,000 to 50,000 individuals, with the disease being diagnosed twice as frequently in females as in males, and we believe there are more than 67,000 patients worldwide with ABCC6 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 Deficiency.

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

Our Solution: INZ-701

Overview of INZ-701

INZ-701 is a soluble, recombinant protein containing the extracellular domain of native human ENPP1 fused to the fragment crystallizable, or Fc, domain of the immunoglobulin IgG1. In its native form, ENPP1 is a transmembrane enzyme with a modular structure consisting of a short intracellular domain, a single transmembrane domain and an extracellular domain that contains a conserved catalytic site responsible for enzymatic activity. ENPP1 is expressed predominantly in the liver and, to a lesser extent, in the kidney and bone. INZ-701 contains the extracellular soluble domain of ENPP1 fused to the Fc domain of IgG1 to minimize immunogenicity, stabilize the construct, increase the plasma half-life and allow ease of purification.

The construction and presumed structure of INZ-701 is depicted in the figure below.

INZ-701 is designed to replace the lost enzymatic function of genetically deficient ENPP1, thus increasing PPi and adenosine, for ENPP1 Deficiency and providing therapeutic effect to treat other diseases, like ABCC6 Deficiency, involving low PPi levels. In contrast to native ENPP1, INZ-701 is a soluble protein that is designed to circulate throughout the body and access extracellular ATP and other nucleotide proteins. Like native ENPP1, INZ-701 cleaves ATP into PPi and AMP, a precursor of adenosine. Pharmacologically, INZ-701 is designed to have prolonged distribution and elimination phases, leading to steady-state concentrations in the blood over time and making dosing possible at infrequent intervals, potentially as long as weekly. INZ-701 is formulated for subcutaneous delivery.

In our preclinical studies conducted in ENPP1-deficient mouse models, dosing with INZ-701 resulted in increased plasma PPi levels, reduction of ectopic calcium deposits in a variety of tissues, prevention of calcification in the heart and aorta, and improvements in overall health. In ABCC6-deficient mouse models, dosing with INZ-701 also increased plasma PPi levels and reduced calcification in key tissues. In addition to increasing levels of PPi, in preclinical studies, INZ-701 prevented neointimal proliferation in both wild-type and ENPP1-deficient mice, which we believe is attributable to increased levels of adenosine. The nonclinical INZ-701 toxicology studies that we conducted in two animal species showed no systemic adverse effects at doses that significantly exceeded potential human doses.

The FDA has granted orphan drug designation, fast track designation and rare pediatric disease designation to INZ-701 for the treatment of ENPP1 Deficiency and has granted orphan drug designation to INZ-701 for ABCC6 Deficiency. The EMA has also granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency.

INZ-701: Preclinical Results and Data

We demonstrated preclinical proof of concept for INZ-701 using multiple mouse models containing inactivated genes for ENPP1. In these ENPP1-deficient mouse models, the animals have an increased propensity for vascular calcification and replicate key aspects of human disease due to ENPP1 Deficiency. For example, an asj mouse contains a missense mutation in the ENPP1 gene and develops severe vascular calcification and skeletal abnormalities. In these mice, vascular calcification develops in newborn pups beginning around two weeks of age to fourteen weeks of age. This vascular calcification resembles that seen in human disease in infants due to ENPP1 Deficiency, although in humans, extensive vascular calcification begins as early as fetal development.

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

These initial studies showed that it is possible to administer doses of INZ-701 to increase PPi levels in mice and we believe that increasing the amount of ENPP1 enzymatic activity by administration of INZ-701 could lead to further increases of PPi. We further believe this suggests that INZ-701 has the potential to provide therapeutic benefit in non-genetic diseases that involve ectopic calcification.

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

Clinical Development Plans for ENPP1 Deficiency

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in ENPP1 Deficiency. We plan to report preliminary safety and biomarker data from this trial in the first half of 2022. In the third quarter of 2021, we filed a CTA with the regulatory authorities in Canada, which was approved by Health Canada in November 2021, and in the fourth quarter of 2021, we filed a CTA with regulatory authorities in the European Union, which was approved by the Federal Institute for Drugs and Medical Devices in Germany in February 2022, to allow us to initiate clinical development of INZ-701 for the treatment of ENPP1 Deficiency outside of the United States and the United Kingdom. This trial is currently ongoing in North America and the United Kingdom.

The Phase 1/2 clinical trial of INZ-701, which is an open-label, first-in-human, multiple ascending dose trial, is expected to enroll up to nine adult patients at sites in the North America and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ENPP1 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of plasma pyrophosphate, or PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we will assess INZ-701 for seven weeks at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg, with three patients per dose cohort, which doses were selected based on preclinical studies and pharmacokinetic/pharmacodynamic modeling. The Phase 1 dose-escalation portion of the trial will seek to identify a safe, tolerable dose for further development that increases PPi levels for further clinical development. The open-label Phase 2 extension portion of the trial will assess long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks. Exploratory endpoints will include evaluations of skeletal, vascular, and physical function, as well as patient-reported outcomes.

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

Clinical Development Plans for ABCC6 Deficiency

In June 2021, the National Agency for the Safety of Medicines and Health Products, or ANSM, in France authorized our CTA and, in July 2021, the FDA cleared our IND for a Phase 1/2 clinical trial of INZ-701 for the treatment of ABCC6 Deficiency. We have activated a clinical trial site in the United States and an additional trial site in the United Kingdom. We were not able to initiate dosing in our Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency at the academic institutions we originally planned due to the COVID-19 pandemic, and as a result, we engaged supplemental Phase 1 unit trial sites. The Phase 1 unit trial sites also experienced some internal delays due to the COVID-19 pandemic, and as a result we were delayed in enrolling our first patient in our Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency. We are actively screening patients for enrollment in our planned Phase 1/2 clinical trial and expect enrollment of the first patient in second quarter of 2022. We plan to report preliminary safety and biomarker data from this trial in the first half of 2022.

The Phase 1/2 clinical trial of INZ-701, which is an open-label multiple ascending dose trial is expected to enroll up to nine adult patients at sites in the United States and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ABCC6 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of plasma PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we will assess INZ-701 for seven weeks at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg, with three patients per dose cohort, which doses were selected based on preclinical studies and pharmacokinetic/pharmacodynamic modeling. The Phase 1 dose-escalation portion of the trial will seek to identify a safe, tolerable dose for further development that increases PPi levels for further clinical development. The open-label Phase 2 extension portion of the trial will assess long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks. Exploratory endpoints will include evaluations of skeletal, vascular, and physical function, as well as patient-reported outcomes.

If a safe dose is identified for further development, we plan to conduct a Phase 2/3 clinical trial of INZ-701 in adults and infants with ABCC6 Deficiency. We intend to design this Phase 2/3 clinical trial as a pivotal trial for registrational purposes. Prior to initiating this Phase 2/3 clinical trial, we plan to engage with the regulatory authorities in the United States, Europe, and other jurisdictions to determine appropriate primary efficacy endpoints and other requirements for potential marketing approval. In particular, if we propose new or novel endpoints or methodologies for our clinical trials, regulatory authorities will ultimately need to conclude that the endpoints of our clinical trials have provided clinically meaningful results before we are able to obtain potential marketing approval. We anticipate that data from our planned Phase 1/2 clinical trial will provide background information useful in the design of our planned Phase 2/3 clinical trial. If successful, the Phase 1/2 clinical trial would allow us to obtain evidence of the restoration of plasma PPi levels. Our clinical strategy, subject to ongoing discussions with the regulatory authorities in the United States, Europe, and other jurisdictions, is to pursue registration of INZ-701 for ABCC6 Deficiency by linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy in this patient population.

The FDA and EMA have granted orphan drug designation to INZ-701 for ABCC6 Deficiency.

Other Potential Indications for INZ-701

Based on its mechanism of action, we believe that INZ-701 has the potential to increase plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene.

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

ENPP1 Gene Therapy

We plan to continue to develop new and innovative therapies to treat ENPP1 and ABCC6 Deficiencies. We believe we are well-positioned to do so because of our in-depth knowledge of the biological pathways involved in mineralization and of diseases of abnormal mineralization. For example, we have identified a gene therapy construct having an optimized ENPP1-Fc sequence driven by a tissue specific promoter in our enzyme replacement therapy program that has shown restoration and sustained enzyme activity leading to an increase of plasma PPi levels in preclinical experiments without adverse effects. Our results to date encourage us to continue to optimize our gene therapy construct as a potential new modality to treat diseases of abnormal mineralization impacting the vasculature, soft tissue and skeleton, in furtherance of our mission to become leaders in the treatment of such diseases.

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

Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. We have obtained from our third-party manufacturers a supply of INZ-701 that we believe is sufficient for our ongoing clinical trial of INZ-701 for ENPP1 Deficiency and for our currently planned clinical trial of INZ-701 for ABCC6 Deficiency. However, we are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. In addition, if we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer.

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

There are currently no approved therapies for the treatment of either ENPP1 or ABCC6 Deficiency. Currently available treatments are only seeking to minimize the manifestations of these diseases. Although a number of companies generally are pursuing development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets, we are not aware of any product candidate currently in clinical development for ENPP1 Deficiency. SNF472, a calcification inhibitor, is currently in Phase 3 clinical development for calciphylaxis by Sanifit Inc., which is currently being acquired by Vifor Pharma. DS-1211, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in preparation for Phase 2 clinical development for PXE by Daiichi Sankyo Company, and Vifor Pharma has product candidates in preclinical development for calcification inhibitors.

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

Pursuant to the license agreement, as partial upfront consideration, we paid to Yale approximately $60 thousand which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. We are responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of December 31, 2021, we have incurred a total of $0.2 million in license maintenance fees to Yale. We are required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. We are required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, we are required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. Such minimum royalty payment amounts are summed for each year after the first sale of both a therapeutic or prophylactic licensed product and a diagnostic licensed product has occurred. We must also pay Yale a percentage in the twenties of certain types of income we receive from sublicensees. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by us to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by us against Yale if Yale prevails in such challenge.

We have also agreed to pay for ENPP research support from Yale pursuant to a sponsored research agreement that we entered into with Yale in January 2017 and amended in February 2019 and February 2022. Under the sponsored research agreement, as amended, we agreed to paid Yale an aggregate of $2.4 million over five and a half years, ending in the second quarter of 2022. The research was performed by and under the supervision and direction of Professor Braddock.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions with respect to these programs. As of March 15, 2022, we owned or possessed exclusive rights to approximately 20 issued U.S. patents, one pending U.S. provisional patent application, 13 pending U.S. non-provisional patent applications, 16 issued foreign patents (including three issued European patents), 83 pending foreign patent applications, and six pending Patent Cooperation Treaty applications.

In addition, as of March 15, 2022, we owned approximately one pending U.S. trademark application, one allowed U.S. trademark application, nine pending foreign trademark applications, and six foreign registered trademark applications.

INZ-701

The intellectual property portfolio for INZ-701, our most advanced program, as of March 15, 2022, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Currently, our patent protection includes patents and patent applications that we have exclusively licensed under our license agreement with Yale. This licensed patent portfolio includes:

•
A patent family that includes seven issued U.S. patents relating to: (1) reducing and/or preventing progression of pathological calcification, (2) reducing or preventing ectopic calcification of soft tissue, (3) reducing or preventing pathological ossification, (4) treating, reversing or preventing progression of ossification of the posterior longitudinal ligament, (5) treating aging-related hardening of arteries (6) reducing or preventing progression of chronic kidney disease, end-stage renal disease, calcific uremic arteriolopathy, and calciphylaxis, and (7) reducing pathological calcification of vascular tissue in a human subject in need thereof having reduced ENPP1 activity or a loss of function mutation in the gene encoding ENPP1. All such methods of treatment involve administration of soluble ENPP1 that lacks a bone targeting domain. These U.S. patents are expected to expire in 2034, absent any term adjustments or extensions. Corresponding foreign applications have been filed and are pending in Europe, Japan, and Hong Kong.
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

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject a sponsor to delays in the conduct of the study, regulatory review, and approval, and/or administrative or judicial sanctions.

A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies, and formulation studies all performed in accordance with the FDA’s GLP regulations and standards and other applicable regulations;
•
completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
design of clinical protocol and submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
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

Preclinical Studies

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture's Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

Investigational New Drug Application

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

Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are completed. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Compliance with cGMP Requirements

In connection with its review of a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

Submission and Filing of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of a BLA, the FDA has 60 days to conduct a preliminary review of the application and it must inform the sponsor within that period of time whether the BLA is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File determination to the sponsor. The FDA may request additional information and studies, and the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the sponsor, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

The FDA's Decision on a BLA

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. Specifically, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the proposed product in the BLA. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue a complete response letter, or CRL, or an approval letter.

If the application is not approved, the FDA will issue a CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA, withdraw the application or request a hearing. The FDA will not approve an application until issues identified in the CRL have been addressed. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. The FDA may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Review Programs

The FDA is authorized to designate certain products for expedited review if they demonstrate the potential to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. The purpose of these programs is to provide important new drugs to patients earlier than under standard review procedures. None of these expedited programs changes the standards for approval but each may help expedite the development or approval process governing product candidates.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic product.

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

The period of exclusivity begins on the date that the marketing application is approved by the FDA. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Under Omnibus legislation enacted in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act of 2017, but have not yet been approved or licensed by FDA. In addition, the FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

The FDA and EMA have granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency. The FDA has also granted orphan drug designation to INZ-701 for ABCC6 Deficiency.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent exclusivity in the United States and for biologics, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

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

Patent Term Restoration and Extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND clearing clinical studies and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

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

In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple biological oncology products, when appropriate. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

PRIME Designation in the European Union

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

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the European Union market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Approval of Companion Diagnostic Devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the European Union Medical Devices Regulation (Regulation (EU) 2017/745), or MDR, which came into force on May 26, 2021 and replaced the previously applicable European Union Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs, and additional requirements applicable to companion medical devices, is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (EU) 2017/746, which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. Once applicable, the regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement,

which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an EU Member State in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

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
•
the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or ACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act.These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, which was enacted in January 2013, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a United States District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The United States Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Although the previous administration took executive actions to undermine or delay implementation of the ACA, those actions were rescinded with issuance of an Executive Order on January 28, 2021 by President Biden, which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent United States congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription products from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require pharmaceutical manufacturers and other entities in the supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the European Union, similar political, economic and regulatory developments to those in the United States may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, pharmaceutical firms may be required to conduct a clinical trial that compares the cost-effectiveness of the product to other available therapies.

Human Capital

As of December 31, 2021, we had 50 employees, including a total of 14 employees with M.D. or Ph.D. degrees. Of these full-time employees, 25 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net losses were $56.6 million for the year ended December 31, 2021 and $56.4 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $147.7 million. As a result of recurring losses from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of convertible preferred stock and sales of common stock in our initial public offering, or IPO, which closed on July 28, 2020. We have devoted substantially all of our financial resources and efforts to pursuing research and development of our product candidates. We are still in the early stages of development of our lead product candidate, INZ-701, and have initiated our first clinical trial in November 2021.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency;
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

We have only recently initiated clinical development of our first product candidate, INZ-701, and expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generates significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of INZ-701 for ENPP1 Deficiency, completing clinical development of INZ-701 for ABCC6 Deficiency, completing research, preclinical testing and clinical development of INZ-701 for additional indications or of other product candidates, scaling up our manufacturing processes and capabilities to support clinical trials of INZ-701 or of other product candidates we develop, obtaining marketing approval for INZ-701 or any other product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We only recently initiated our first clinical trial, have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to INZ-701. Our business currently depends heavily on the successful development, marketing approval and commercialization of INZ-701. We cannot be certain that INZ-701 will achieve success in ongoing or future clinical trials, receive marketing approval or be successfully commercialized.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency, prepare for, initiate and conduct our planned Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidates we develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency and our planned Phase 1/2 clinical trial of ABCC6 Deficiency and any future clinical development of INZ-701 for these indications;
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

As of December 31, 2021, we had cash, cash equivalents and short-term investments of approximately $111.8 million. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this Annual Report on Form 10-K.

The report from our independent registered public accounting firm for the year ended December 31, 2021 includes an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2017 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, conducting preclinical studies and an early-stage clinical trial, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. In November 2021, we initiated our first clinical trial, a Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products.

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

The COVID-19 pandemic may affect our ability to initiate and complete current or future preclinical studies and clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the virus through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

We and the third-party manufacturers and clinical research organizations that we engage may face disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacturing of our product candidates, laboratory supplies for our ongoing and planned preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the pandemic, or disruptions in our ability to obtain necessary site approvals or other delays at clinical trial sites. We were not able to initiate dosing in our Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency at the academic institutions we originally planned due to the COVID-19 pandemic, and as a result, we engaged supplemental Phase 1 unit trial sites. These Phase 1 unit trial sites also experienced some internal delays due to the COVID-19 pandemic, and as a result we were delayed in enrolling our first patient in our Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency. We are experiencing similar delays with respect to initiating dosing in our Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency.

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
•
difficulties recruiting or retaining patients for our clinical trials if patients are affected by the virus or are fearful of visiting or traveling to clinical trial sites because of the virus; and
•
risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events and refusal of the FDA, to accept data from clinical trials in these affected geographies.

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

Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act, or the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely and such NOLs arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2021, we had federal and state NOL carryforwards of $121.3 million and $92.0 million, respectively, and federal and state research and development tax credit carryforwards totaling $5.4 million.

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

We are early in our development efforts. In November 2021, we initiated our first clinical trial, a Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency, and we expect to initiate our Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency in the second quarter of 2022.

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

•
successfully completing preclinical studies and initiating clinical trials;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize INZ-701 or any other product candidate we develop, which would materially harm our business. As a company, we have limited experience in clinical development, having only recently advanced INZ-701 into an early-stage clinical trial. Any predictions about the future success or viability of INZ-701 or any product candidates we develop may not be as accurate as they could be if we had a history of conducting clinical trials.

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

We only recently initiated our first clinical trial of INZ-701. The risk of failure for INZ-701 is high. It is impossible to predict when or if INZ-701 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of INZ-701 or any other product candidate we develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials may fail to demonstrate that INZ-701 or any other product candidates we develop is safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

In order to obtain regulatory approval to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our applications to regulatory authorities in the United States and Europe to allow us to initiate clinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates or whether regulatory authorities will accept our proposed clinical programs. As a result, we may not be able to submit applications to initiate clinical development of the other product candidates we develop on the timelines we expect, if at all, and the submission of these applications may not result in regulatory authorities allowing clinical trials to begin. For example, in August 2020, our IND for INZ-701 for the treatment of ENPP1 Deficiency was placed on clinical hold, until we submitted our final study report for our three-month toxicology studies in mice and non-human primates. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

There are currently no therapies approved to treat ENPP1 or ABCC6 Deficiencies, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of clinical trials of product candidates for the treatment of these diseases may take longer, be more costly or be less effective as a result of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as change in plasma PPi, which we are evaluating in our Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency and plan to evaluate in our planned Phase 1/2 clinical trial of INZ-701 in ABCC6 Deficiency, and regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results. Any such regulatory authority may require evaluation of additional or different clinical endpoints in our clinical trials or ultimately determine that these clinical endpoints do not support marketing approval. In addition, if we are required to use additional or different clinical endpoints by regulatory authorities, INZ-701 may not achieve or meet such clinical endpoints in our clinical trials.

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

Identifying and qualifying patients to participate in clinical trials for INZ-701 and any other product candidate we develop is critical to our success. We recently initiated our Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency, and we expect to initiate our Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency in the second quarter of 2022. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. Because of our primary focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients. ENPP1 Deficiency is estimated to occur in approximately one in 200,000 births, and we believe there are more than 11,000 patients worldwide with ENPP1 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 Deficiency. ABCC6 Deficiency is estimated to afflict approximately one per 25,000 to 50,000 individuals, and we believe there are more than 67,000 patients worldwide with ABCC6 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 Deficiency. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:

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

Further, in response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it in 2021 to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. There can be no assurance that compliance with these measures will prove acceptable to the FDA or that they will ultimately facilitate the conduct and timely completion of clinical studies.

Accordingly, our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Clinical trials are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our ongoing, planned or future clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives marketing approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

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

We are conducting, and plan to conduct, clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are conducting, and plan to conduct, clinical trials of INZ-701 outside the United States, including our ongoing Phase 1/2 clinical trial of INZ-701 for the treatment of ENPP1 Deficiency in the United Kingdom and Canada and our planned Phase 1/2 clinical trial of INZ-701 for the treatment of ABCC6 Deficiency in Europe. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We believe that we will be able to commercialize INZ-701, if approved, for ENPP1 Deficiency or ABCC6 Deficiency with a small, targeted, internal sales and commercial organization in the United States and other major markets. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In general, the cost of establishing and maintaining a sales and marketing organization may exceed the cost-effectiveness of doing so.

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

We are aware of a number of companies generally pursuing the development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets. For example, SNF472, a calcification inhibitor, is currently in Phase 3 clinical development for calciphylaxis by Sanifit, which is currently being acquired by Vifor Pharma. DS-1211, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in preparation for Phase 2 clinical development for pseudoxanthoma elasticum by Daiichi Sankyo Company, and Vifor Pharma has product candidates in preclinical development for calcification inhibitors.

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

We focus our research and product development on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of the number of people who have these diseases are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific and medical literature, industry publications, third-party research, surveys and studies, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Our efforts to identify patients with diseases we seek to treat is in the early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. For example, the estimated incidence of ENPP1 Deficiency is approximately one in 200,000 births worldwide. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 3,500 patients with ENPP1 Deficiency. ABCC6 Deficiency is estimated to afflict approximately one per 25,000 to 50,000 individuals, and we believe there are more than 67,000 patients worldwide with ABCC6 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 Deficiency. In addition, while we are pursuing marketing approval for ENPP1 Deficiency and ABCC6 Deficiency indications, the FDA may only grant approval for more narrow, specific disease indications that would result in a smaller market than we initially sought.

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

We face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the ongoing, planned and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Risks Related to our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business. If we are not able to maintain these third party relationships or if these arrangements are terminated, we may have to alter our development and commercialization plans and our business could be adversely affected.

We rely, and expect to continue to rely, on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing Phase 1/2 clinical trial of INZ-701 of ENPP1 Deficiency, our planned Phase 1/2 clinical trial of ABCC6 Deficiency and any other clinical trials we conduct in the future. We do not plan to independently conduct clinical trials of INZ-701 or any other product candidate that we may develop. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

Our reliance on these third parties for research and development activities reduces our control over these activities but does relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our contract research organizations or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We have only limited supply agreements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for INZ-701 on a purchase order basis. We do not have long term committed arrangements with respect to any of our product candidates or other materials. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support ongoing and future clinical trials. In addition, if we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party.

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

Our set of arrangements with Yale provide us with access to certain of Yale’s intellectual property and to Professor Demetrios Braddock’s laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive. Upon the scheduled expiration of the Yale sponsored research agreement in June 2022, we may not be able to renew the research agreement or any renewal could be on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the sponsored research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale sponsored research agreement or decides to devote fewer resources to such activities, our research efforts would be diminished, while our royalty obligations to Yale would continue unmodified.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

In addition, a sponsor may seek designation of its product as a breakthrough therapy, which is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” The court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek a Rare Pediatric Disease Designation for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers, or PRVs, to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a PRV may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

In order to receive a PRV upon BLA approval, the product must receive designation from the FDA as a product for a rare pediatric disease prior to submission of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a product for such disease or condition will be recovered from sales in the United States of such product. In addition to receiving rare pediatric disease designation, in order to receive a PRV, the BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the product intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a product that does not include a previously approved active ingredient.

In September 2020, we received rare pediatric disease designation from the FDA for INZ-701 for the treatment of ENPP1 Deficiency. However, the FDA may determine that a BLA for INZ-701 or one or more of our other product candidates does not meet the eligibility criteria for a PRV upon approval. The Rare Pediatric Disease Priority Review Voucher program was scheduled to expire after September 30, 2020. After that, only drugs designated as rare pediatric treatments and approved by the FDA by October 1, 2022, could receive a voucher. In December 2020, however, Congress renewed the program as part of the 2021 Coronavirus Response and Relief Supplemental Consolidated Appropriations Act through the federal fiscal year 2024. Thus, under the current statutory sunset provisions, FDA may only award PRVs for approved rare pediatric disease product applications if sponsors have rare pediatric disease designation for the drug granted by September 30, 2024. The FDA may not award any rare pediatric disease PRVs after September 30, 2026. If we do not obtain approval of our BLA for INZ-701 by these dates, and if the program is further extended by congressional action, we may not receive a PRV.

The FDA, EMA or other comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our product development strategy and we may not realize the commercial potential of any such product candidate.

If safe and effective use of any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Given our limited experience in developing and commercializing diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We may not be able to enter into arrangements with a provider to develop a companion diagnostic for use in connection with a registrational trial for our product candidates or for commercialization of our product candidates, or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates. We and our future collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics by physicians.

We believe that adoption of screening and treatment into clinical practice guidelines is important for payer access, reimbursement, utilization in medical practice and commercial success, but both our collaborators and we may have difficulty gaining acceptance of the companion diagnostic into clinical practice guidelines. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any of our product candidates that are approved for commercial sale. In addition, any companion diagnostic collaborator or third party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic product.

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

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to European Union Member State laws. The failure to comply with these and other European Union requirements can also lead to significant penalties and sanctions.

Accordingly, any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates we develop and adversely affect our business, financial condition, results of operations, and prospects.

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
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians, other healthcare providers, and their immediate family members and applicable group purchasing organizations;
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will stay in effect through 2031 under the CARES Act, which was signed into law on March 27, 2020. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provisions of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new executive order which directs federal agencies to reconsider rules and other polices that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this executive order, federal agencies are directed to re-examine policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. The executive order also directs HHS to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medical Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

Finally, in markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expansion outside of the United States has required, and will continue to require, us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. For example, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’ s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

As of March 10, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, owned shares representing approximately 56% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3 which allows us to offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, debt securities, depositary shares, subscription rights, warrants or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In connection with the filing of the registration statement on Form S-3, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. To date, we have not sold any securities under the registration statement.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Holders of Our Common Stock

As of March 10, 2022, there were approximately 33 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the twelve months ended December 31, 2021.

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

We have used approximately $4.7 million of the net proceeds from the IPO as of December 31, 2021 to fund clinical development of INZ-701, to fund our preclinical research and development activities, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

Issuer Purchases of Equity Securities

We did not purchase any of our registered securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved].

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

Our lead product candidate, INZ-701, is a soluble, recombinant, genetically engineered, fusion protein that is designed to correct a defect in the mineralization pathway caused by ENPP1 and ABCC6 Deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with neointimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels. We have generated robust preclinical proof of concept data demonstrating that in animal models INZ-701 prevented pathological calcification, led to improvements in overall health and survival and prevented neointimal proliferation. In addition, INZ-701 achieved survival benefit in a mouse model of ENPP1 Deficiency. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency, and rare pediatric disease designation for the treatment of ENPP1 Deficiency.

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in patients with ENPP1 Deficiency. We plan to report preliminary safety and biomarker data from this trial in the first half of 2022. The United Kingdom Medicines and Healthcare Products Regulatory Agency authorized our Clinical Trial Application, or CTA, to allow us to initiate clinical development of INZ-701 for the treatment of INZ-701 for the treatment of ENPP1 Deficiency in the United Kingdom. In the third quarter of 2021, we filed a CTA with the regulatory authorities in Canada, which was approved by Health Canada in November 2021, and in the fourth quarter of 2021 , we filed a CTA with regulatory authorities in the European Union, which was approved by the Federal Institute for Drugs and Medical Devices in Germany in February 2022, to allow us to initiate clinical development of INZ-701 for the treatment of ENPP1 Deficiency outside of the United States and the United Kingdom .

In June 2021, the National Agency for the Safety of Medicines and Health Products, or ANSM, in France authorized our CTA and, in July 2021, the FDA cleared our IND for a Phase 1/2 clinical trial of INZ-701 for the treatment of ABCC6 Deficiency. We have activated a clinical trial site in the United States and an additional trial site in the United Kingdom. We are actively screening patients for enrollment in this planned Phase 1/2 clinical trial and expect enrollment of the first patient in our planned Phase 1/2 clinical trial in the second quarter of 2022. We plan to report preliminary safety and biomarker data from this trial in the first half of 2022.

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

Our Operations

We have not yet commercialized any products or generated any revenue from product sales. We have only recently initiated our first clinical trial. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, conducting preclinical studies and an early-stage clinical trial, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and sales of common stock in our initial public offering, or IPO. Through December 31, 2021, we had received net proceeds of $111.5 million from the sales of our convertible preferred stock and net proceeds of approximately $115.9 million from the sale of our common stock in our IPO.

Uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to activate trial sites and fulfill our clinical trial enrollment needs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $56.6 million and $56.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $147.7 million.

Our total operating expenses were $56.6 million and $57.0 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

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

As of December 31, 2021, we had cash, cash equivalents and short-term investments of approximately $111.8 million. Based upon our recurring losses current and projected cash flow, we note there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently anticipate.

We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency;
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

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701. We initiated our Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency in November 2021. We expect to enroll the first patient in our planned Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency in the second quarter of 2022. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through December 31, 2021, we have incurred $94.3 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we prepare for, initiate and conduct clinical trials of INZ-701, scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

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

•
successfully completing preclinical studies and initiating clinical trials;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax and audit services, and information technology infrastructure costs. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We incur and anticipate that we will continue to incur increased costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance and tax-related services related to maintaining compliance with requirements of Nasdaq and the Securities and Exchange Commission; director and officer insurance costs; and investor and public relations costs. We anticipate the additional costs for these services will substantially increase our general and administrative expenses. Additionally, we may experience an increase in payroll and expense as a result of our preparation for potential commercial operations, especially as it relates to sales and marketing costs.

Interest Income

Interest income consists of income from bank deposits and investments.

Other Income (Expense), net

Other income (expense), net primarily consists of foreign exchange gains or losses.

Results of Operations

Comparison of the Year Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Increase (Decrease)
Operating expenses:
Research and development	$37,720	$46,493	$(8,773)
General and administrative	18,926	$10,548	8,378
Total operating expenses	56,646	57,041	(395)
Loss from operations	(56,646)	(57,041)	(395)
Other income (expense):
Interest income	211	370	(159)
Other income (expense), net	(189)	247	(436)
Other income (expense), net	22	617	(595)
Net loss	$(56,624)	$(56,424)	$200

Research and Development Expense

Research and development expense decreased by $8.8 million to $37.7 million for the year ended December 31, 2021 from $46.5 million for the year ended December 31, 2020. The decrease in research and development expense was primarily attributable to the following:

•
a decrease of $17.8 million as a result of the charge taken in 2020 for our non-recurring, non-cash purchase of in-process research and development intellectual property assets from Alexion Pharmaceuticals, Inc., or Alexion, in exchange for shares of our Series A-2 Convertible Preferred Stock;
•
a decrease of $2.4 million in other research and development expenses such as toxicology studies;
•
a decrease of $1.1 million due to decreases in manufacturing operations based on the timing of production runs;
•
an increase of $7.0 million due to increased salaries, stock-based compensation, and other employee-related costs to support the growth of the business; and
•
an increase of $5.5 million related to costs to support the preparation, initiation, and execution of our ongoing and planned clinical trials.

We expect that our research and development expenses will increase for the foreseeable future as we prepare for, initiate and conduct clinical trials of INZ-701, further scale our manufacturing processes and advance development of INZ-701 for additional indications or development of additional product candidates.

General and Administrative Expense

General and administrative expense increased by $8.4 million to $18.9 million for the year ended December 31, 2021 from $10.5 million for the year ended December 31, 2020. The increase in general and administrative expense was primarily attributable to an increase in our employee compensation, including stock-based compensation, and benefits related to an increase in the number of general and administrative employees, an increase in legal fees related to patents, new contracts and our operations as a public company, and generally higher fees in areas such as audit, tax and information technology to support our growth and support our operations as a public company.

We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income

Interest income decreased by $0.2 million to $0.2 million for the year ended December 31, 2021 from $0.4 million for the year ended December 31, 2020. The decrease was primarily attributable to a lower cash balance on which interest was earned for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Other Income (Expense), net

Other income (expense), net, consisting primarily of foreign exchange gains and losses, decreased by $0.4 million to a net loss of $0.2 million for the year ended December 31, 2021 from a net gain of $0.2 million for the year ended December 31, 2020. This decrease was driven by cash balances we hold which are denominated in Euros and their related change compared to the U.S. Dollar during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and sales of common stock in our IPO. Through December 31, 2021, we had received net cash proceeds of $111.5 million from sales of our convertible preferred stock. In July 2020, we completed our IPO in which we received net proceeds, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $115.9 million, after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2021, we had cash, cash equivalents and short-term investments of approximately $111.8 million.

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, or the Registration Statement, which was declared effective on August 23, 2021. Under the Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. To date, we have not sold any securities under the Registration Statement.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term and long-term investments at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$23,316	$28,040
Short-term investments	88,485	119,657
Long-term investments	—	12,199
Total cash, cash equivalents, and short-term and long-term investments	$111,801	$159,896

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(48,153)	$(35,974)
Net cash provided by (used in) investing activities	42,796	(117,179)
Net cash provided by financing activities	609	149,812
Net decrease in cash, cash equivalents and restricted cash	$(4,748)	$(3,341)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $48.2 million for the year ended December 31, 2021 compared to $36.0 million for the year ended December 31, 2020. The increase in cash used in operating activities of $12.2 million was primarily attributable to the increase in our net loss, adjusted for non-cash items of $5.4 million, as well as an increase in the use of cash for accounts payable and a decrease in the use of cash for accrued expenses.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $42.8 million for the year ended December 31, 2021 compared to $117.2 million of net cash used in investing activities for the year ended December 31, 2020. In the year ended December 31, 2021, purchases of marketable securities of $122.0 million were offset by $165.2 million in maturities of investments. In the year ended December 31, 2020, $177.9 million of investments were purchased following the closing of our IPO in July 2020. These purchases were offset by $61.3 million in maturities of investments. We also had cash outflows of $0.4 million related to the purchase of property and equipment in the year ended December 31, 2021 compared to cash outflows of $0.6 million related to the purchase of property and equipment in the year ended December 31, 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.6 million for the year ended December 31, 2021 compared to $149.8 million for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 was primarily due to proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2020 was primarily due to $115.9 million in net proceeds from our IPO in July 2020 and $33.6 million in net proceeds from the sale and issuance of 23,566,431 shares of Series A-2 Convertible Preferred Stock in June 2020.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency, prepare for, initiate and conduct our planned Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidate we develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, as a result of our IPO, we have incurred and will continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency and our planned Phase 1/2 clinical trial of ABCC6 Deficiency and any future clinical development of INZ-701 for these indications;
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

As of December 31, 2021, we had cash, cash equivalents and short-term investments of approximately $111.8 million. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Contractual Obligations, Commitments and Contingencies

We currently lease office and laboratory space. Additional information about these leases and our commitments under them can be found in Note 7 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We have entered into a license agreement with Yale under which we are responsible to pay annual license maintenance fees, milestone payments and royalties. The amount, timing and likelihood of such milestone and royalty payments are not known. We have also entered into a sponsored research agreement with Yale under which we agreed to provide research support funding in the aggregate amount of $2.4 million over the five and a half year period from contract inception through June 2022. Additional information about these arrangements can be found in Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting estimates are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with our personnel and suppliers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs and contract manufacturing organizations, or CMOs, among others, in connection with research and development activities for which we have not yet been invoiced.

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

Fair Value of Stock-Based Awards

We estimate the fair value of our stock options using the Black-Scholes option-pricing model, which requires inputs of subjective assumptions, including: (1) the expected volatility of our common stock; (2) the expected term of the award; (3) the risk-free interest rate; (4) expected dividends; and (5) the fair value of common stock. Due to a lack of sufficient company-specific historical and implied volatility data, we have based our computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to us, including stage of product development, life science industry focus, length of trading history and similar vesting provisions. The historical volatility data is calculated based on a period of time commensurate with the expected term assumption. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available or until circumstances change, such that the identified entities are no longer representative companies. In the latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. We estimate the expected term of our stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, we utilize the contractual term of the option as the basis for the expected term assumption. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. Prior to completion of the IPO, the fair value of the shares of common stock underlying the stock options was determined by the Company’s board of directors. Because there was no public market for the Company’s common stock prior to the Company’s IPO, the board of directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and the general and industry specific economic outlook, among other factors. Following the Company’s IPO, the fair value of the Company’s common stock has been determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the grant date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, our cash equivalents consisted of primarily of short-term money market funds. As of December 31, 2021, our short-term investments consisted of commercial paper, U.S. Treasury securities and U.S. government agency debt securities with maturities of less than one year. As of December 31, 2021, we did not hold any long-term investments. As of December 31, 2020, our short-term investments consisted of commercial paper, U.S. Treasury securities and U.S. government agency debt securities with maturities of less than one year. As of December 31, 2020, our long-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities with maturities of greater than one year but less than eighteen months. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Inozyme Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inozyme Pharma, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 15, 2022

INOZYME PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$23,316	$28,040
Short-term investments	88,485	119,657
Prepaid expenses and other current assets	3,541	3,282
Total current assets	115,342	150,979
Property and equipment, net	2,383	2,648
Right-of-use assets	2,053	—
Restricted cash	354	354
Long-term investments	—	12,199
Prepaid expenses, net of current portion	3,409	3,183
Total assets	$123,541	$169,363
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,394	$3,069
Accrued expenses	8,508	6,904
Operating lease liabilities	731	—
Total current liabilities	11,633	9,973
Operating lease liabilities, net of current portion	2,640	1,287
Total liabilities	14,273	11,260
Commitments (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value - 5,000,000 shares authorized at December 31, 2021 and December 31, 2020; No shares issued and outstanding at December 31, 2021 or December 31, 2020	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at December 31, 2021 and December 31, 2020; 23,668,747 shares issued and outstanding at December 31, 2021 and 23,384,969 shares issued and outstanding at December 31, 2020	2	2
Additional paid in-capital	256,948	249,175
Accumulated other comprehensive income	18	2
Accumulated deficit	(147,700)	(91,076)
Total stockholders’ equity	109,268	158,103
Total liabilities, convertible preferred stock and stockholders’ equity	$123,541	$169,363

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$37,720	$46,493
General and administrative	18,926	10,548
Total operating expenses	56,646	57,041
Loss from operations	(56,646)	(57,041)
Other income:
Interest income	211	370
Other income (expense), net	(189)	247
Other income, net	22	617
Net loss	$(56,624)	$(56,424)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities	(4)	(3)
Foreign currency translation adjustment	20	—
Total other comprehensive income (loss)	16	(3)
Comprehensive loss	$(56,608)	$(56,427)
Net loss attributable to common stockholders—basic and diluted	$(56,624)	$(56,424)
Net loss per share attributable to common stockholders—basic and diluted	$(2.40)	$(5.11)
Weighted-average common shares outstanding—basic and diluted	23,558,306	11,036,500

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Series A Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2019	48,850,000	$44,657	23,566,431	$33,270	1,204,630	$—	$1,428	$5	$(34,652)	$(33,219)
Issuance of Series A-2 Convertible Preferred Stock, net of issuance costs of $0.1 million	—	—	23,566,431	33,638	—	—	—	—	—	—
Issuance of shares to acquire in-process research and development	—	—	8,294,360	17,759	—	—	—	—	—	—
Initial public offering, net of issuance costs of $3.9 million	—	—	—	—	8,050,000	1	115,914	—	—	115,915
Conversion of convertible preferred stock into common stock	(48,850,000)	(44,657)	(55,427,222)	(84,667)	13,953,850	1	129,323	—	—	129,324
Stock-based compensation	—	—	—	—	—	—	2,308	—	—	2,308
Exercise of stock options	—	—	—	—	176,489	—	202	—	—	202
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	(56,424)	(56,424)
Balance at December 31, 2020	—	$—	—	$—	23,384,969	$2	$249,175	$2	$(91,076)	$158,103
Stock-based compensation	—	—	—	—	—	—	7,164	—	—	7,164
Exercise of stock options	—	—	—	—	283,778	—	609	—	—	609
Comprehensive income:										—
Unrealized loss on investments	—	—	—	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	(56,624)	(56,624)
Balance at December 31, 2021	—	$—	—	$—	23,668,747	$2	$256,948	$18	$(147,700)	$109,268

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(56,624)	$(56,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	674	217
Write-off of acquired in-process research and development	—	17,759
Stock-based compensation expense	7,164	2,308
Amortization of premiums and discounts on marketable securities	170	277
Reduction in the carrying value of right-of-use assets	378	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(259)	(2,954)
Accounts payable	(675)	2,098
Accrued expenses	1,871	3,928
Operating lease liabilities	(626)	—
Prepaid expenses - noncurrent	(226)	—
Other assets	—	(3,183)
Net cash used in operating activities	(48,153)	(35,974)
Investing activities
Purchases of marketable securities	(121,967)	(177,922)
Maturities of marketable securities	165,160	61,311
Purchases of property and equipment	(397)	(568)
Net cash provided by (used in) investing activities	42,796	(117,179)
Financing activities
Proceeds from issuance of Series A-2 Convertible Preferred Stock, net of issuance costs	—	33,638
Proceeds from exercise of stock options	609	202
Proceeds from initial public offering, net of offering costs	—	115,972
Net cash provided by financing activities	609	149,812
Net decrease in cash, cash equivalents and restricted cash	(4,748)	(3,341)
Effect of foreign currency exchange rate in cash	24	-
Cash, cash equivalents and restricted cash at beginning of period	28,394	31,735
Cash, cash equivalents and restricted cash at end of period	$23,670	$28,394
Supplemental cash flow information:
Cash and cash equivalents	$23,316	$28,040
Restricted cash	354	354
Cash, cash equivalents and restricted cash at end of period	$23,670	$28,394
Issuance of shares to acquire in-process research and development	$—	$17,759
Property and equipment unpaid at end of period	$12	$605
Right-of-use asset at adoption of Topic 842	$2,431	$—
Operating lease liabilities at adoption of Topic 842	$3,997	$—
Deferred offering costs in accrued expenses	$—	$57
Deferred lease obligations - non-cash	$—	$1,394

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

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through December 31, 2021, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development. The Company incurred net losses of $56.6 million and $56.4 million in the years ended December 31, 2021 and 2020, respectively, and had an accumulated deficit of $147.7 million as of December 31, 2021. The Company had cash, cash equivalents, and short-term investments of $111.8 million as of December 31, 2021. The Company had cash, cash equivalents, short-term investments and long-term investments of $159.9 million as of December 31, 2020.

Because of the numerous risks and uncertainties associated with product development, the Company is unable to predict the timing or amount of increased expenses or when or if the Company will be able to achieve or maintain profitability. Even if the Company is able to generate revenue from product sales, the Company may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then the Company may be unable to continue its operations at planned levels and be forced to reduce or terminate its operations.

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock, and with proceeds from the Company’s IPO completed on July 28, 2020. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company's available cash, cash equivalents, and short-term investments as of December 31, 2021 may not be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Annual Report on Form 10-K. To continue as a going concern, the Company will need additional funding to support its planned operating activities. The Company continually assesses multiple options to obtain additional funding to support its operations, including proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock options, or transactions involving technology licensing or collaboration arrangements, or other sources of capital. Although the Company has successfully obtained financing in the past, management can provide no assurances that it will be successful in obtaining additional financing for the Company on favorable terms, if at all. In accordance with ASC Subtopic 205-40, Financial Statement Presentation - Going Concern, future financing activities that are not probable of being implemented and probable of alleviating the conditions that raise substantial doubt are not included in the Company's going concern assessment. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, preclinical studies and clinical trials, or commercialization efforts, which could adversely affect its business prospects. Due to these uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this going concern uncertainty.

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

Short-Term and Long-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value on the balance sheet, with unrealized gains and losses on marketable securities, if any, reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are calculated based on the specific-identification method and are recorded as a component of interest income. There have been no realized gains and losses for the years ended December 31, 2021 and 2020. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Marketable securities with a maturity date of one year or less from the balance sheet date are classified by the Company as short-term investments. Marketable securities with a maturity date of greater than one year from the balance sheet date are classified as long-term investments and are available to fund operations as needed. As of December 31, 2021, the Company did not have any long-term investments. In accordance with the Company’s investment policy, at the time of purchase, the final maturity of each security within the portfolio shall not exceed 18 months and the weighted average maturity of the portfolio will be no greater than 12 months.

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

Impairment of Long-lived Assets

As required under the applicable accounting guidance, the Company periodically reevaluates the original assumptions and rationale used in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the years ended December 31, 2021 and 2020.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee and non-employee stock option grants and restricted stock awards recognized over the requisite service period of the awards on a straight-line basis. For service-based awards that are subject to graded vesting, the Company has elected to recognize compensation expense on a straight-line basis. The Company has elected to recognize forfeitures as they occur upon adoption of guidance per ASU No. 2016-09, Compensation – Stock Compensation.

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

Convertible Preferred Stock

The Company’s convertible preferred stock was classified as temporary equity and excluded from stockholders’ (deficit) equity as the potential redemption of such stock was outside the Company’s control. The carrying value of the convertible preferred stock was not adjusted to the redemption value until the contingent redemption events were considered to be probable of occurring. All of the Company's convertible preferred stock automatically converted to common stock in July 2020 upon completion of the Company's IPO.

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

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets at December 31, 2021 or 2020. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized any interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

Leases

Prior to January 1, 2021, the Company accounted for leases under Topic 840, Leases. Under Topic 840, the Company categorized leases at their inception as either operating or capital leases. On certain lease arrangements, the Company may receive rent holidays or other incentives. Prior to January 1, 2021, the Company recognized lease costs on a straight-line basis once control of the space was obtained, without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments or escalating payment amounts. The difference between required lease payments and rent expense was recorded in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2020. Additionally, incentives received were treated as a reduction of costs over the term of the agreement, as they were considered an inseparable part of the lease agreement.

The Company adopted Topic 842 (as defined below) on January 1, 2021. Topic 842 allows the Company to elect a package of practical expedients, which provide that an entity need not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company has elected to utilize this package of practical expedients and has not elected the hindsight methodology in its implementation of Topic 842.

The Company elected to adopt this standard using the optional modified retrospective approach and recognized a cumulative-effect adjustment to the consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s consolidated balance sheet now contains the following line items: Right-of-use assets, Operating lease liabilities and Operating lease liabilities, net of current portion.

As all the existing leases subject to Topic 842 were previously classified as operating leases by the Company, they were similarly classified as operating leases under Topic 840.

The Company determines at the inception of an arrangement whether the arrangement contains a lease. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its balance sheet and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with original lease terms of less than 12 months. Additionally, the Company does not separate lease and non-lease components for all leases.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases recorded on its consolidated balance sheet as of December 31, 2021 and 2020.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the Company’s IPO, as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not have any deferred issuance costs recorded at December 31, 2021 or December 31, 2020.

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

Comprehensive Income (Loss)

The Company is required to report all components of comprehensive income (loss), including net loss, in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is comprised of the Company’s net income (loss), unrealized gains and losses on the Company’s investments and foreign currency translation adjustment and is presented within the consolidated statements of operations and comprehensive loss.

Foreign Currency Transactions

The Company maintains foreign bank accounts denominated in euros and Swiss francs. Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, cash denominated in foreign currencies is translated at the period-end rates of exchange. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recognized net foreign exchange losses of $26 thousand and net foreign exchange gains of $247 thousand for the years ended December 31, 2021 and 2020, respectively.

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

Recently Issued and Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard, as amended, establishes a right-of-use model and requires a lessee to recognize on the balance sheet a right-of-use asset and corresponding lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations and comprehensive loss. As a result of the FASB’s issuance of ASU No. 2020-05, “Revenue From Contracts With Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities”, the new standard is effective for annual periods beginning after December 15, 2021 for nonpublic entities, with early adoption permitted. On January 1, 2021, the Company early adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $2.4 million and operating lease liabilities of $4.0 million and reversed a lease liability of $1.6 million related to straight-line rent and incentives. There was no impact to accumulated deficit upon adoption of Topic 842 and comparative periods have been accounted for under Topic 840. The underlying assets of the Company’s leases are primarily office and laboratory space.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 for all non-public entities, with early adoption permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements.

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	December 31, 2021
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,456	$5	$(3)	$78,458
U.S. Treasury securities	1 year or less	5,025	—	—	5,025
U.S. government agency debt securities	1 year or less	5,002	—	—	5,002
		$88,483	$5	$(3)	$88,485

	December 31, 2020
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$94,873	$5	$(6)	$94,872
U.S. Treasury securities	1 year or less	11,614	2	(1)	11,615
U.S. government agency debt securities	1 year or less	13,169	1	—	13,170
		$119,656	$8	$(7)	$119,657

The Company did not have any long-term investments at December 31, 2021. Long-term investments at December 31, 2020 consisted of the following (dollar amounts in thousands):

	December 31, 2020
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	After 1 year through 5 years	$5,126	$—	$—	$5,126
U.S. government agency debt securities	After 1 year through 5 years	7,072	1	—	7,073
		$12,198	$1	$—	$12,199

The Company concluded that the declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of December 31, 2021 and December 31, 2020. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At December 31, 2021	At December 31, 2020
Interest receivable	$62	$155
Prepaid insurance	1,728	1,723
Prepaid research studies	1,190	804
Prepaid other	561	600
Total	$3,541	$3,282

Noncurrent prepaid expenses consisted of the following (dollar amounts in thousands):

	At December 31, 2021	At December 31, 2020
Prepaid clinical trial and other	$3,409	$3,183
	$3,409	$3,183

Property and equipment consisted of the following (dollar amounts in thousands):

	At December 31, 2021	At December 31, 2020
Laboratory equipment and manufacturing equipment	$591	$339
Furniture and fixtures	258	254
Computer equipment and software	440	287
Leasehold improvements	2,095	2,095
	3,384	2,975
Less accumulated depreciation	(1,001)	(327)
Total	$2,383	$2,648

Depreciation expense for the years ended December 31, 2021 and 2020 totaled $674 thousand and $217 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At December 31, 2021	At December 31, 2020
Payroll and related liabilities	$2,379	$2,296
Professional fees	727	454
Research and development costs	5,066	2,997
Deferred rent	—	279
Other	336	878
Total	$8,508	$6,904

5. Fair Value Measurement

The following table represents the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$14,302	$14,302	$—	$—
Commercial paper	78,457	—	78,457	—
U.S. Treasury securities	5,026	5,026	—	—
U.S. government agency debt securities	5,002	—	5,002	—
Total assets	$102,787	$19,328	$83,459	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$15,739	$15,739	$—	$—
Commercial paper	94,872	—	94,872	—
U.S. Treasury securities	16,741	16,741	—	—
U.S. government agency debt securities	20,243	—	20,243	—
Total assets	$147,595	$32,480	$115,115	$—

There have been no transfers between fair value levels during the years ended December 31, 2021 and December 31, 2020.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $60 thousand to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. For the years ended December 31, 2021 and 2020, the Company incurred a total of $100 thousand and $44 thousand, respectively, in license maintenance fees to Yale. The Company is required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale a $250 thousand milestone payment following dosing of the first patient in Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by the Company against Yale if Yale prevails in such challenge.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the “Sponsored Research Agreement”), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through December 2021. The Sponsored Research Agreement was amended in February 2022, under which the contract was extended through June 30, 2022 subject to the terms of the existing agreement. The Company recorded research and development expenses associated with this arrangement of $0.5 million and $0.4 million in the years ended December 31, 2021 and 2020, respectively.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases of office and laboratory space as of December 31, 2021:

•
An operating lease for 8,499 square feet of office space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years; and
•
An operating lease for 6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025.

Both leases are subject to yearly rent escalations. In connection with the Company’s leases of office space and laboratory space, the Company provided security deposits to the landlords in the form of letters of credit totaling $354 thousand. The cash collateralizing the letters of credit is included in restricted cash in the accompanying balance sheets as of December 31, 2021 and December 31, 2020.

As all the existing leases subject to Topic 842 were previously classified as operating leases by the Company, they were similarly classified as operating leases under Topic 840. The Company has determined that the identified leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the lease. As such, the Company calculated the incremental borrowing rate based on the remaining lease terms as of January 1, 2021. At January 1, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.0% and 5.0 years, respectively. At December 31, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.0% and 3.9 years, respectively.

During the twelve months ended December 31, 2021, cash paid for amounts included for the measurement of lease liabilities was $0.9 million and the Company recorded operating lease expense of $0.7 million. During the twelve months ended December 31, 2020, cash paid for amounts included for the measurement of lease liabilities was $0.6 million and the Company recorded operating lease expense of $0.7 million.

Future lease payments under non-cancelable leases as of December 31, 2021 are as follows (dollar amounts in thousands):

Year Ending December 31,
2022	$968
2023	992
2024	1,016
2025	944
Thereafter	-
$3,920

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2021 or December 31, 2020.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the years ended December 31, 2021 and 2020.

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

In addition, on July 28, 2020, the Company amended and restated its certificate of incorporation to authorize 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated. The Company did not have any outstanding preferred stock as of December 31, 2021 or as of December 31, 2020.

There have been no dividends declared on preferred stock or common stock by the Company’s board of directors as of December 31, 2021.

Open Market Sale Agreement

On August 11, 2021, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021, (the "Registration Statement"). Under the Registration Statement, the Company may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. During the year ended December 31, 2021, the Company did not sell any securities under the Open Market Sale Agreement.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. No more than 1,588,315 shares of the Company’s common stock may be granted subject to incentive stock options under the 2020 Plan. As of December 31, 2021, 904,016 shares of common stock remain available for future issuance under the 2020 Plan. On January 1, 2022 and 2021, the number of shares of common stock reserved under the 2020 Plan was increased by 946,749 shares and 935,398 shares, respectively.

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2020:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2020	3,064,457	$7.28	8.76	$41,680
Granted	1,314,504	17.16
Exercised	(283,778)	2.15
Forfeited	(512,570)	12.05
Outstanding at December 31, 2021	3,582,613	$10.63	8.32	$7,428
Exercisable at December 31, 2021	1,427,662	$7.09	7.55	$4,816
Vested and expected to vest at December 31, 2021	3,582,613	$10.63	8.32	$7,428

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2021 and 2020 was $12.86 per share and $9.15 per share, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was $3.0 million. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 was $0.7 million.

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

	Years Ended December 31,
	2021	2020
Risk-free interest rate range	0.48% to 1.37%	0.36% to 0.55%
Dividend yield	0%	0%
Expected term of options (years)	5.37 to 6.48	6.08 to 6.78
Volatility rate range	88.41% to 91.19%	86.54% to 99.85%

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

Fair Value of Common Stock —Historically, the fair value of the shares of common stock underlying the stock options has been determined by the Company’s board of directors. Because there was no public market for the Company’s common stock prior to the Company’s IPO, the board of directors determined fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors including independent third-party valuations of the Company’s common stock, sales of convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of capital stock and the general and industry specific economic outlook, among other factors. Following the Company’s IPO, the fair value of the Company’s common stock has been determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the grant date, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

For the year ended December 31, 2021, the Company recognized employee-related stock-based compensation expense of $5.5 million and non-employee stock-based compensation expense of $1.6 million. For the year ended December 31, 2020, the Company recognized employee-related stock-based compensation expense of $1.8 million and non-employee stock-based compensation expense of $0.5 million.

The fair value of shares vested for the years ended December 31, 2021 and 2020 was $6.5 million and $1.3 million, respectively.

The total unrecognized compensation cost related to outstanding employee awards as of December 31, 2021 was $19.3 million and is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1, 2021 and each January 1 thereafter through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors. As of December 31, 2021, no shares have been purchased by employees under the ESPP. On January 1, 2022 and 2021, the number of shares of common stock reserved under the ESPP was increased by 236,687 shares and 233,849 shares, respectively.

9. Income Taxes

During the years ended December 31, 2021 and 2020, the Company recorded net losses of $56.6 million and $56.4 million, respectively. Since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax benefit for the years ended December 31, 2021 and 2020.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal income tax at statutory rate	21.0%	21.0%
Permanent differences	(1.6)	(0.5)
State income tax, net of federal benefit	5.4	5.0
Federal and state research and development tax credits	6.8	0.9
Valuation allowance	(31.6)	(26.4)
Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are comprised of the following (dollar amounts in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$31,110	$17,712
Research and development credits	5,268	1,007
Stock options	833	157
Accrued expenses	490	594
Deferred rent	—	408
Amortization	4,194	4,520
Lease liability	875	—
Other	96	173
Gross deferred tax assets	42,866	24,571
Less: Valuation allowance	(42,056)	(24,199)
Net deferred tax assets	810	372
Deferred tax liabilities:
Depreciation of fixed assets	(277)	(372)
Right of use assets	(533)	—
Gross deferred tax liabilities	(810)	(372)
Non-current net deferred tax assets (liabilities)	$—	$—

As of December 31, 2021, the Company had gross federal operating loss carryforwards of $121.3 million, which may be available to offset future taxable income. Of the federal operating loss carryforwards, $5.6 million begin to expire in 2037 and $115.7 million do not expire. As of December 31, 2021, the Company had gross state operating loss carryforwards of $92.0 million, which may be available to offset future taxable income and which begin to expire in 2037.

As required by FASB ASC Topic 740, Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $42.1 million and $24.2 million has been established at December 31, 2021 and December 31, 2020, respectively. The increase in the valuation allowance of $17.9 million during 2021 was primarily due to the increase in net operating loss generated by the Company.

The Company also has federal and state research and development credit carryforwards totaling $5.4 million as of December 31, 2021. The federal research and development credit carryforwards will begin to expire in 2037, unless previously utilized. The state research and development credit carryforwards will begin to expire in 2041, unless previously utilized. The Company has generated research credits, but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company’s ability to use its net operating loss carryforwards (“NOLs”) and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the United States Internal Revenue Code (the “Internal Revenue Code”). Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of NOLs which could be used annually to offset future taxable income. The Company has not yet conducted an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Under the TCJA, the use of federal NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income and NOLs arising in taxable years ending after December 31, 2017 may not be carried back (though any such NOLs may be carried forward indefinitely). The Coronavirus Aid, Relief, and Economic Security (CARES) Act, enacted on March 27, 2020, retroactively and temporarily (for taxable years beginning before January 1, 2021) suspended application of the 80%-of-income limitation on the use of NOLs and provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years.

The Company establishes reserves for uncertain tax positions based on management’s assessment of exposures associated with tax positions taken on tax return filings. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company does not have any reserves for uncertain tax positions as of December 31, 2021 and any change in position would result in a change in the valuation allowance maintained against its net deferred tax assets.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2021, the Company had no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

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

The Company excluded the following potential dilutive securities, presented based on amounts outstanding at December 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	3,582,613	3,064,457
	3,582,613	3,064,457

11. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. Effective January 1, 2021, the Company implemented a matching policy under which the Company matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s base salary and bonus paid during the year. For the year ended December 31, 2021 the Company made employer contributions to the 401(k) plan totaling $221 thousand. The Company did not make any employer contributions to the 401(k) plan during the year ended December 31, 2020.

12. Related Party Transactions

On May 6, 2021, the Company entered into an amended and restated consulting agreement (the “Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), pursuant to which Danforth, in addition to providing finance, accounting and administrative functions, provides interim chief financial officer services provided to the Company by Stephen J. DiPalma, managing director of Danforth. The Company pays Danforth an agreed upon hourly rate for such services and reimburses Danforth for expenses. The Consulting Agreement may be terminated by the Company or Danforth with cause, upon 30 days prior written notice, and without cause, upon 60 days prior written notice. As of December 31, 2021, the Company has paid Danforth approximately $0.4 million.

In addition, on May 17, 2021, the Company has also granted Mr. DiPalma an option to purchase 15,000 shares of the Company’s common stock (the “Option”) under the Company’s 2020 Stock Incentive Plan at an exercise price of $15.90. The shares underlying the Option vested as to 50% of the shares underlying the Option on the date that is 180 days following the grant date and will vest as to the remaining 50% of the shares underlying the Option on the first anniversary of the grant date, provided that Mr. DiPalma is providing the Services to the Company on such vesting date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive officer and principal financial officer, or persons performing similar functions, and effected by a company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of a company's assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company's receipts and expenditures are being made only in accordance with authorizations of a company's management and directors; and
•
provide reasonable assurance regarding prevention or timely detections of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our principal executives officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies".

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Governance” sub-section of the “Investor Relations” section of our corporate website at http://www.inozyme.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the end of the fiscal year ended December 31, 2021.

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

4.2

Description of the Registrant's Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-39397) filed with the Securities and Exchange Commission on March 25, 2021).

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

10.11*†

Corporate Sponsored Research Agreement, dated January 6, 2017, by and between Yale University and the Registrant, as amended by Amendment No. 1 to Corporate Sponsored Research Agreement, dated February 19, 2019, by and between Yale University and the Registrant, as amended by Amendment No. 2 to Corporate Sponsored Research Agreement, effective December 31, 2021, by and between Yale University and the Registrant.

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

10.16#

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

10.19#

Employment Agreement, dated January 29, 2021, by and between the Registrant and Deborah Wenkert (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 001-39397) filed with the Securities and Exchange Commission on March 25, 2021).

10.20#

Amended and Restated Consulting Agreement, dated May 6, 2021, by and between the Registrant and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on May 7, 2021).

10.21

Open Market Sale AgreementSM, dated August 11, 2021, by and between the Registrant and Jefferies LLC (incorporated by reference into Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-258702) filed with the Securities and Exchange Commission on August 11, 2021).

10.22*#	Separation Agreement, dated November 3, 2021, by and between the Registrant and Deborah Wenkert.

10.23*#	Consulting Agreement, dated November 30, 2021, by and between the Registrant and Wenkert & Young, LLC.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Date: March 15, 2022

INOZYME PHARMA, INC.

By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Axel Bolte	President and Chief Executive Officer, Director	March 15, 2022
Axel Bolte	(Principal Executive Officer)

/s/ Stephen DiPalma	Interim Chief Financial Officer	March 15, 2022
Stephen DiPalma	(Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas Treco	Chairman	March 15, 2022
Douglas Treco

/s/ Sarah Bhagat	Director	March 15, 2022
Sarah Bhagat

/s/ Reinaldo Diaz	Director	March 15, 2022
Reinaldo Diaz

/s/ Martin Edwards	Director	March 15, 2022
Martin Edwards

/s/ Robert Hopfner	Director	March 15, 2022
Robert Hopfner

/s/ Edward Mathers	Director	March 15, 2022
Edward Mathers

/s/ Lynne Sullivan	Director	March 15, 2022
Lynne Sullivan