Form 10-Q
period 2022-03-31
Inozyme Pharma, Inc.
filed 2022-05-10
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the registrant had 40,097,076 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described in the “Risk Factors” section in our most recent Annual Report on Form 10-K and include, among other things:

•
our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 Deficiencies, including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$31,943	$23,316
Short-term investments	65,830	88,485
Prepaid expenses and other current assets	2,810	3,541
Total current assets	100,583	115,342
Property and equipment, net	2,234	2,383
Right-of-use assets	1,950	2,053
Restricted cash	354	354
Prepaid expenses, net of current portion	3,810	3,409
Total assets	$108,931	$123,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,200	$2,394
Accrued expenses	9,308	8,508
Operating lease liabilities	752	731
Total current liabilities	12,260	11,633
Operating lease liabilities, net of current portion	2,442	2,640
Total liabilities	14,702	14,273
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; No shares issued and outstanding at March 31, 2022 or December 31, 2021	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 23,818,411 shares issued and outstanding at March 31, 2022 and 23,668,747 shares issued and outstanding at December 31, 2021	2	2
Additional paid in-capital	258,940	256,948
Accumulated other comprehensive (loss) income	(129)	18
Accumulated deficit	(164,584)	(147,700)
Total stockholders’ equity	94,229	109,268
Total liabilities and stockholders’ equity	$108,931	$123,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$11,814	$6,603
General and administrative	5,025	4,369
Total operating expenses	16,839	10,972
Loss from operations	(16,839)	(10,972)
Other income (expense):
Interest income	60	63
Other expenses	(105)	(141)
Other expenses, net	(45)	(78)
Net loss	$(16,884)	$(11,050)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(132)	10
Foreign currency translation adjustment	(15)	—
Total other comprehensive (loss) income	(147)	10
Comprehensive loss	$(17,031)	$(11,040)
Net loss attributable to common stockholders—basic and diluted	$(16,884)	$(11,050)
Net loss per share attributable to common stockholders—basic and diluted	$(0.71)	$(0.47)
Weighted-average common shares outstanding—basic and diluted	23,686,351	23,429,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit
Balance at December 31, 2021	23,668,747	$2	$256,948	$18	$(147,700)	$109,268
Stock-based compensation	—	—	1,752	—	—	1,752
Exercise of stock options	149,664	—	240	—	—	240
Comprehensive loss:
Unrealized loss on investments	—	—	—	(132)	—	(132)
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(16,884)	(16,884)
Balance at March 31, 2022	23,818,411	$2	$258,940	$(129)	$(164,584)	$94,229

Balance at December 31, 2020	23,384,969	$2	$249,175	$2	$(91,076)	$158,103
Stock-based compensation	—	—	1,577	—	—	1,577
Exercise of stock options	88,734	—	249	—	—	249
Comprehensive income:
Unrealized gain on investments	—	—	—	10	—	10
Net loss	—	—	—	—	(11,050)	(11,050)
Balance at March 31, 2021	23,473,703	$2	$251,001	$12	$(102,126)	$148,889

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(16,884)	$(11,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178	158
Stock-based compensation expense	1,752	1,577
Amortization of premiums and discounts on marketable securities	(76)	58
Reduction in the carrying value of right-of-use assets	103	90
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	731	327
Accounts payable	(194)	(1,373)
Accrued expenses	808	(2,272)
Operating lease liabilities	(177)	(131)
Prepaid expenses - noncurrent	(401)	240
Net cash used in operating activities	(14,160)	(12,376)
Investing activities
Purchases of marketable securities	(30,421)	(38,549)
Maturities of marketable securities	53,000	39,210
Purchases of property and equipment	(17)	(88)
Net cash provided by investing activities	22,562	573
Financing activities
Proceeds from exercise of stock options	240	249
Net cash provided by financing activities	240	249
Net (decrease) increase in cash, cash equivalents and restricted cash	8,642	(11,554)
Effect of foreign currency exchange rate in cash	(15)	—
Cash, cash equivalents and restricted cash at beginning of period	23,670	28,394
Cash, cash equivalents and restricted cash at end of period	$32,297	$16,840
Supplemental cash flow information:
Cash and cash equivalents	$31,943	$16,486
Restricted cash	354	354
Cash, cash equivalents and restricted cash at end of period	$32,297	$16,840
Property and equipment unpaid at end of period	$12	$110
Right-of-use asset at adoption of Topic 842	$—	$2,431
Operating lease liabilities at adoption of Topic 842	$—	$3,997

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

The Company is pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in a critical mineralization pathway and that defects in these genes lead to abnormal mineralization. The Company is initially focused on developing a novel therapy to treat rare genetic diseases of ENPP1 Deficiency and ABCC6 Deficiency.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through March 31, 2022, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development activities. The Company incurred net losses of $16.9 million in the three months ended March 31, 2022 and $56.6 million in the year ended December 31, 2021 and had an accumulated deficit of $164.6 million as of March 31, 2022. The Company had cash, cash equivalents, and short-term investments of $97.8 million as of March 31, 2022. Subsequent to March 31, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Cowen and Company, LLC , relating to an underwritten offering of 16,276,987 shares of the Company’s common stock (the "Shares") and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock and offerings of common stock and pre-funded warrants. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes its available cash, cash equivalents, and short-term investments as of March 31, 2022, together with the net proceeds from its sale of common stock and pre-funded warrants in April 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to delay, reduce or eliminate some or all of its research and development programs, portfolio expansion or commercialization efforts, which could adversely affect its business.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including, in certain circumstances, future projections that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to, the accruals for research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

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

Net Loss Per Share

The Company follows the two-class method when computing net loss allocable to common securities per share as the Company had previously issued shares that meet the definition of participating securities. The two-class method requires a portion of net income to be allocated to the participating securities to determine net income allocable to the common securities. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments and, from time to time, long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to credit risk by placing its cash with high credit quality financial institutions. The Company’s investments are comprised of U.S. Treasury securities and commercial paper of corporations. The Company mitigates credit risk by maintaining a diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type.

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

Recently Issued and Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas, such as requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 for non-public entities, with early adoption permitted. The Company adopted this standard effective January 1, 2022. There was no material impact to the Company's financial statements upon adoption.

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

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	March 31, 2022
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$44,213	$—	$(87)	$44,126
U.S. Treasury securities	1 year or less	21,747	—	(43)	21,704
		$65,960	$—	$(130)	$65,830

	December 31, 2021
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,456	$5	$(3)	$78,458
U.S. Treasury securities	1 year or less	5,025	—	—	5,025
U.S. government agency debt securities	1 year or less	5,002	—	—	5,002
		$88,483	$5	$(3)	$88,485

The Company concluded that the declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of March 31, 2022 and December 31, 2021. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At March 31, 2022	At December 31, 2021
Interest receivable	$48	$62
Prepaid insurance	1,029	1,728
Prepaid research studies	1,014	1,190
Prepaid other	719	561
Total	$2,810	$3,541

Prepaid expenses, net of current portion, consisted of the following (dollar amounts in thousands):

	At March 31, 2022	At December 31, 2021
Prepaid clinical trial and other	$3,810	$3,409
	$3,810	$3,409

Property and equipment consisted of the following (dollar amounts in thousands):

	At March 31, 2022	At December 31, 2021
Laboratory equipment and manufacturing equipment	$591	$591
Furniture and fixtures	258	258
Computer equipment and software	469	440
Leasehold improvements	2,095	2,095
	3,413	3,384
Less accumulated depreciation	(1,179)	(1,001)
Total	$2,234	$2,383

Depreciation expense for the three months ended March 31, 2022 and 2021 was $178 thousand and $158 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At March 31, 2022	At December 31, 2021
Payroll and related liabilities	$750	$2,379
Professional fees	590	727
Research and development costs	7,144	5,066
Other	824	336
Total	$9,308	$8,508

5. Fair Value Measurement

The following table represents the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$21,877	$21,877	$—	$—
Commercial paper	44,126	—	44,126	—
U.S. Treasury securities	21,704	21,704	—	—
Total assets	$87,707	$43,581	$44,126	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$14,302	$14,302	$—	$—
Commercial paper	78,457	—	78,457	—
U.S. Treasury securities	5,026	5,026	—	—
U.S. government agency debt securities	5,002	—	5,002	—
Total assets	$102,787	$19,328	$83,459	$—

There have been no transfers between fair value levels during the three months ended March 31, 2022.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes, that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of March 31, 2022, the Company incurred a total of $0.2 million in license maintenance fees to Yale. The Company is required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the "Sponsored Research Agreement"), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through December 2021. The Sponsored Research Agreement was amended in February 2022, under which the contract was extended through June 30, 2022 subject to the terms of the existing agreement. The Company recorded research and development expenses associated with this arrangement of $0.1 million and $0.1 million in the three months ended March 31, 2022 and 2021, respectively.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases of office and laboratory space as of March 31, 2022:

•
An operating lease for 8,499 square feet of office space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years; and
•
An operating lease for 6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025.

During the three months ended March 31, 2022, cash paid for amounts included for the measurement of lease liabilities was $0.2 million and the Company recorded operating lease expense of $0.2 million.

Future lease payments under non-cancelable leases as of March 31, 2022 are as follows (dollar amounts in thousands):

Year Ending December 31,
2022 (remaining 9 months)	$726
2023	992
2024	1,016
2025	944
Thereafter	—
$3,678

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2022 or December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2022 and 2021.

8. Stockholders’ Equity

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. No more than 1,588,315 shares of the Company's common stock may be granted subject to incentive stock options under the 2020 Plan. On January 1, 2022, the number of shares of common stock reserved under the 2020 Plan was increased by 946,749 shares. As of March 31, 2022, 721,937 shares of common stock remain available for future issuance under the 2020 Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2021:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2021	3,582,613	$10.63	8.32	$7,428
Granted	1,208,550	5.60
Exercised	(149,664)	1.61
Forfeited	(134,641)	10.16
Outstanding at March 31, 2022	4,506,858	$9.60	8.60	$2,746
Exercisable at March 31, 2022	1,487,970	$8.29	7.53	$1,964
Vested and expected to vest at March 31, 2022	4,506,858	$9.60	8.60	$2,746

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $4.34 per share. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 was immaterial.

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

	For the Three Months Ended March 31,
	2022	2021
Risk-free interest rate range	1.59% to 2.37%	0.48% to 1.05%
Dividend yield	0%	0%
Expected term of options (years)	5.08 to 6.48	6.08 to 6.48
Volatility rate range	85.38% to 86.64%	88.70% to 90.53%

The total compensation cost recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$896	$641
General and administrative	856	936
Total	$1,752	$1,577

The total unrecognized compensation cost related to outstanding employee awards as of March 31, 2022 was $19.5 million and is expected to be recognized over a weighted-average period of 2.90 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1 through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors. The number of shares available for grant under this plan increased by 236,687 on January 1, 2022 due to this provision. As of March 31, 2022, no shares have been purchased by employees under the ESPP.

The Company activated its first offering period under the ESPP on April 1, 2022. The offering period ends on September 30, 2022.

9. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders—basic and diluted	$(16,884)	$(11,050)
Net loss per share attributable to common stockholders—basic and diluted	$(0.71)	$(0.47)
Weighted-average common shares outstanding—basic and diluted	23,686,351	23,429,507

The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	4,506,858	3,523,586
	4,506,858	3,523,586

10. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. Effective January 1, 2021, the Company implemented a matching policy under which the Company matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s base salary and bonus paid during the year. For the three months ended March 31, 2022, the Company made employer contributions to the 401(k) plan totaling $82 thousand.

11. Related Party Transactions

On May 6, 2021, the Company entered into an amended and restated consulting agreement (the “Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), pursuant to which Danforth, in addition to providing finance, accounting and administrative functions, provided interim chief financial officer services provided to the Company by Stephen J. DiPalma, managing director of Danforth. The Company pays Danforth an agreed upon hourly rate for such services and reimburses Danforth for expenses. The Consulting Agreement may be terminated by the Company or Danforth with cause, upon 30 days prior written notice, and without cause, upon 60 days prior written notice. Mr. DiPalma ceased serving as the Company's interim chief financial officer on March 21,

2022 in connection with the appointment of Sanjay S. Subramanian as the Company's Chief Financial Officer. The Company has incurred $0.4 million of expense for services provided by Danforth in the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in the Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 15, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our most recent Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

We are currently conducting Phase 1/2 clinical trials of INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. These clinical trials are being, and will be, conducted in both North America and in Europe. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency have granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency, and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency.

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. This trial is currently ongoing in North America and the United Kingdom. In the Phase 1 dose-escalation portion of the clinical trial, we are assessing INZ-701 for 32-days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection twice weekly, with three patients per dose cohort.

In April 2022, we announced preliminary biomarker, safety and pharmacokinetic, or PK, data from the 0.2 mg/kg cohort of this trial. At the 0.2 mg/kg dose level of INZ-701, all three patients showed rapid, significant, and sustained increases in plasma pyrophosphate, or PPi, levels. Preclinical findings demonstrated PPi as a key predictive biomarker of therapeutic benefit in ENPP1 Deficiency. At the 0.2 mg/kg dose level of INZ-701, the range of peak PPi levels observed during the 32-day dose evaluation period across the three patients was 1082-2416 nM, and was comparable to data from our study of healthy subjects (n=10), which showed PPi levels between 1002 nM and 2169 nM. PPi levels observed after dosing of INZ-701 correlated to systemic exposure and activity of INZ-701. PK analysis showed INZ-701 nearing steady-state by Day 29 with an approximately 4-fold accumulation from Day 1, based on AUC0-72. We believe that the half-life of INZ-701 observed in this trial suggests the potential for once-weekly dosing. INZ-701 was generally well-tolerated, with no serious adverse events reported, and otherwise exhibited a favorable initial safety profile. All three patients from the first cohort enrolled in the open-label Phase 2 48-week extension portion of the trial. At Week 12, low titers of anti-drug antibodies were observed in two out of three patients. The significantly increased PPi levels observed during the 32-day dose evaluation period were sustained in all three patients through Week 12 of the extension portion of the trial. In April 2022, we announced that the 0.6 mg/kg cohort of this trial has been fully enrolled and dosing is underway. We plan to report topline data from this trial in the second half of 2022.

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. The trial is currently ongoing in the United States and Europe. We plan to report preliminary safety and biomarker data from this trial in the second quarter of 2022.

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

Our Operations

We have not yet commercialized any products or generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, including preclinical studies and early-stage clinical trials, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and offerings of common stock and pre-funded warrants.

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

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $16.9 million for the three months ended March 31, 2022 and $56.6 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $164.6 million.

Our operating expenses were $16.8 million for the three months ended March 31, 2022 and $56.6 million for the year ended December 31, 2021. We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

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

As of March 31, 2022, we had cash, cash equivalents and short-term investments of approximately $97.8 million.

On April 14, 2022, we entered into an underwriting agreement, or Underwriting Agreement, with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering of 16,276,987 shares of our common stock or the Shares, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2022, together with the net proceeds from our sale of common stock and pre-funded warrants in April 2022, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency;
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

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701. We are currently conducting our Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through March 31, 2022, we have incurred $106.1 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we conduct the ongoing clinical trials of INZ-701, prepare for, initiate and conduct later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, further scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax and audit services, and information technology infrastructure costs. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We incur and anticipate that we will continue to incur costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance and tax-related services related to maintaining compliance with requirements of Nasdaq and the SEC; director and officer insurance costs; and investor and public relations costs. We may experience an increase in payroll and expense as a result of our preparation for potential commercial operations, especially as it relates to sales and marketing costs.

Interest Income

Interest income consists of income from bank deposits and investments.

Other Income (Expense), net

Other income (expense), net primarily consists of foreign exchange gains or losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase (Decrease)
Operating expenses:
Research and development	$11,814	$6,603	$5,211
General and administrative	5,025	4,369	656
Total operating expenses	16,839	10,972	5,867
Loss from operations	(16,839)	(10,972)	5,867
Other income (expense):
Interest income	60	63	(3)
Other expenses	(105)	(141)	36
Other expenses, net	(45)	(78)	33
Net loss	$(16,884)	$(11,050)	$5,834

Research and Development Expense

Research and development expense increased by $5.2 million to $11.8 million for the three months ended March 31, 2022 from $6.6 million for the three months ended March 31, 2021. The increase in research and development expense was primarily attributable to the following:

•
an increase of $3.1 million in clinical trial costs due to progression of clinical trials and enrollment of first patients in the Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency;
•
an increase of $1.0 million related to employee compensation and fees for outsourced services for additional consultants to support the ongoing trials;
•
an increase of $0.8 million due to an increase in manufacturing operations based on the timing of production runs; and
•
an increase of $0.3 million related to the Yale milestone payment for the dosing of the first patient in the Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency.

We expect that our research and development expenses will increase for the foreseeable future as we conduct clinical trials of INZ-701, prepare for, initiate and conduct later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, further scale our manufacturing processes and advance development of INZ-701 for additional indications or potentially additional product candidates.

General and Administrative Expense

General and administrative expense increased by $0.6 million to $5.0 million for the three months ended March 31, 2022 from $4.4 million for the three months ended March 31, 2021. The increase in general and administrative expense was attributable to an increase in the number of general and administrative employees, consulting expenses, and expenses to support our operations as a public company. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur additional costs in connection with being a public company.

Interest Income

Interest income for the three months ended March 31, 2022 was approximately $0.1 million which is consistent with interest income for the three months ended March 31, 2021.

Other Expenses

Other expenses, consisting primarily of foreign exchange gains and losses, for the three months ended March 31, 2022 decreased by less than $0.1 million as compared to the three months ended March 31, 2021. This decrease was driven by cash balances we hold which are denominated in Euros and their related appreciation compared to the U.S. Dollar in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock and offerings of common stock and pre-funded warrants. Through March 31, 2022, we had received net cash proceeds of approximately $227.4 million from sales of our convertible preferred stock and common stock, after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2022, we had cash, cash equivalents and short-term investments of approximately $97.8 million.

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. To date, we have not sold any securities pursuant to the Open Market Sale Agreement.

In April 2022, we closed an underwritten offering in which we sold 16,276,987 shares of common stock and pre-funded warrants to purchase 3,523,013 shares of common stock under the Registration Statement. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term investments at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$31,943	$23,316
Short-term investments	65,830	88,485
Total cash, cash equivalents and short-term investments	$97,773	$111,801

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(14,160)	$(12,376)
Net cash provided by investing activities	22,562	573
Net cash provided by financing activities	240	249
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,642	$(11,554)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $14.2 million for the three months ended March 31, 2022 compared to $12.4 million for the three months ended March 31, 2021. The increase in cash used in operating activities of $1.8 million was primarily due to an increase in net loss adjusted for non-cash items of $5.8 million as well as a decrease in the use of cash for accounts payable and a decrease in the use of cash for accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $22.6 million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021. Proceeds from the maturity of our investments during the three months ended March 31, 2022 were used to fund our operations and not reinvested as they were during the three months ended March 31, 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2022 reflects the cash proceeds from the exercise of stock options and was consistent with the net cash provided by financing activities for the three months ended March 31, 2021.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 Deficiencies, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidate we develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency and any future clinical development of INZ-701 for these indications;
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

As of March 31, 2022, we had cash, cash equivalents and short-term investments of approximately $97.8 million. We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2022, together with the net proceeds from our sale of common stock and pre-funded warrants in April 2022, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2022, there were no material changes to our critical accounting estimates from those described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.

Contractual Obligations, Commitments and Contingencies

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, our cash equivalents consisted of primarily of short-term money market funds. As of March 31, 2022, our short-term investments consisted of commercial paper, and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the primarily short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position. An immediate increase (decrease) of 100 basis points would result in an increase (decrease) in interest income of approximately $0.9 million annually.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during three months ended March 31, 2022 and 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2021, which could materially affect our business, financial condition or results of operations. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the three months ended March 31, 2022.

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

We have used approximately $18.7 million of the net proceeds from the IPO as of March 31, 2022 to fund clinical development of INZ-701, to fund our preclinical research and development activities, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

4.1

Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on April 19, 2022).

10.1*	Employment Agreement, dated March 2, 2022, by and between the Registrant and Sanjay Subramanian.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOZYME PHARMA, INC.

Date: May 10, 2022	By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Sanjay Subramanian
Sanjay Subramaniam
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)