Form 10-Q
period 2022-06-30
Inozyme Pharma, Inc.
filed 2022-08-15
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, the registrant had 40,145,674 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described in the “Risk Factors” section in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q and include, among other things:

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
•
our expectations regarding our ability to fund our operating expenses, capital expenditures, and debt service obligations with our cash, cash equivalents and short-term investments;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$62,620	$23,316
Short-term investments	88,860	88,485
Prepaid expenses and other current assets	2,268	3,541
Total current assets	153,748	115,342
Property and equipment, net	2,208	2,383
Other assets	379	354
Right-of-use assets	1,844	2,053
Prepaid expenses, net of current portion	3,810	3,409
Total assets	$161,989	$123,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,339	$2,394
Accrued expenses	8,461	8,508
Operating lease liabilities	773	731
Total current liabilities	10,573	11,633
Operating lease liabilities, net of current portion	2,240	2,640
Total liabilities	12,813	14,273
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; No shares issued and outstanding at June 30, 2022 or December 31, 2021	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 40,097,076 shares issued and outstanding at June 30, 2022 and 23,668,747 shares issued and outstanding at December 31, 2021	4	2
Additional paid in-capital	329,414	256,948
Accumulated other comprehensive (loss) income	(397)	18
Accumulated deficit	(179,845)	(147,700)
Total stockholders’ equity	149,176	109,268
Total liabilities and stockholders’ equity	$161,989	$123,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$10,007	$8,220	$21,821	$14,823
General and administrative	5,384	4,435	10,409	8,804
Total operating expenses	15,391	12,655	32,230	23,627
Loss from operations	(15,391)	(12,655)	(32,230)	(23,627)
Other income (expense):
Interest income	321	58	381	121
Other (expenses) income	(191)	57	(296)	(84)
Other income, net	130	115	85	37
Net loss	$(15,261)	$(12,540)	$(32,145)	$(23,590)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(225)	6	(357)	16
Foreign currency translation adjustment	(43)	—	(58)	—
Total other comprehensive (loss) income	(268)	6	(415)	16
Comprehensive loss	$(15,529)	$(12,534)	$(32,560)	$(23,574)
Net loss attributable to common stockholders—basic and diluted	$(15,261)	$(12,540)	$(32,145)	$(23,590)
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(0.53)	$(1.01)	$(1.01)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	39,703,550	23,490,591	31,739,197	23,460,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit
Balance at December 31, 2021	23,668,747	$2	$256,948	$18	$(147,700)	$109,268
Stock-based compensation	—	—	1,752	—	—	1,752
Exercise of stock options	149,664	—	240	—	—	240
Comprehensive loss:
Unrealized loss on investments	—	—	—	(132)	—	(132)
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(16,884)	(16,884)
Balance at March 31, 2022	23,818,411	$2	$258,940	$(129)	$(164,584)	$94,229
Stock-based compensation	—	—	2,185	—	—	2,185
Exercise of stock options	1,678	—	4	—	—	4
Issuance of common stock, net of issuance costs	16,276,987	2	56,135	—	—	56,137
Issuance of pre-funded warrants, net of issuance costs	—	—	12,150	—	—	12,150
Comprehensive loss:
Unrealized loss on investments	—	—	—	(225)	—	(225)
Foreign currency translation adjustment	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(15,261)	(15,261)
Balance at June 30, 2022	40,097,076	$4	$329,414	$(397)	$(179,845)	$149,176

Balance at December 31, 2020	23,384,969	$2	$249,175	$2	$(91,076)	$158,103
Stock-based compensation	—	—	1,577	—	—	1,577
Exercise of stock options	88,734	—	249	—	—	249
Comprehensive income:
Unrealized gain on investments	—	—	—	10	—	10
Net loss	—	—	—	—	(11,050)	(11,050)
Balance at March 31, 2021	23,473,703	$2	$251,001	$12	$(102,126)	$148,889
Stock-based compensation	—	—	1,813	—	—	1,813
Exercise of stock options	96,890	—	106	—	—	106
Comprehensive income:
Unrealized gain on investments	—	—	—	6	—	6
Net loss	—	—	—	—	(12,540)	(12,540)
Balance at June 30, 2021	23,570,593	$2	$252,920	$18	$(114,666)	$138,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(32,145)	$(23,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	325
Stock-based compensation expense	3,937	3,390
Amortization of premiums and discounts on marketable securities	(583)	116
Reduction in the carrying value of right-of-use assets	209	183
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,273	(216)
Accounts payable	(1,090)	(2,281)
Accrued expenses	(21)	(1,142)
Operating lease liabilities	(358)	(293)
Other assets	(25)	—
Prepaid expenses - noncurrent	(401)	1,099
Net cash used in operating activities	(28,847)	(22,409)
Investing activities
Purchases of marketable securities	(81,647)	(62,035)
Maturities of marketable securities	81,500	82,560
Purchases of property and equipment	(217)	(278)
Net cash (used in) provided by investing activities	(364)	20,247
Financing activities
Net proceeds from issuance of common stock	56,179	—
Net proceeds from issuance of pre-funded warrants	12,150	—
Proceeds from exercise of stock options	244	361
Net cash provided by financing activities	68,573	361
Net increase (decrease) in cash, cash equivalents and restricted cash	39,362	(1,801)
Effect of foreign currency exchange rate in cash	(58)	—
Cash, cash equivalents and restricted cash at beginning of period	23,670	28,394
Cash, cash equivalents and restricted cash at end of period	$62,974	$26,593
Supplemental cash flow information:
Cash and cash equivalents	$62,620	$26,239
Restricted cash	354	354
Cash, cash equivalents and restricted cash at end of period	$62,974	$26,593
Property and equipment unpaid at end of period	$35	$10
Right-of-use asset at adoption of Topic 842	$—	$2,431
Operating lease liabilities at adoption of Topic 842	$—	$3,997
Public offering costs included in accounts payable and accrued expenses at balance sheet dates	$44	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three and six month periods ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through June 30, 2022, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development activities. The Company incurred net losses of $32.1 million in the six months ended June 30, 2022 and $56.6 million in the year ended December 31, 2021 and had an accumulated deficit of $179.8 million as of June 30, 2022. The Company had cash, cash equivalents, and short-term investments of $151.5 million as of June 30, 2022.

On April 14, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Cowen and Company, LLC , relating to an underwritten offering of 16,276,987 shares of the Company’s common stock (the "Shares") and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes its available cash, cash equivalents, and short-term investments as of June 30, 2022 will be sufficient to fund its cash flow requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to delay, reduce or eliminate some or all of its research and development programs, portfolio expansion or commercialization efforts, which could adversely affect its business.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company adopted a warrant accounting policy detailed below following the closing of the Company's underwritten offering in April 2022. Apart from this adoption, there have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants and potentially dilutive securities outstanding using the treasury-stock and if-converted methods. The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480-10, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares.

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable U.S. GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company elected to early adopt this standard effective January 1, 2022. There was no material impact to the Company's financial statements upon adoption.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 and its subsequent related updates establish a new forward-looking “expected loss model” that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The new standard and its subsequent related updates are effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adopting this standard will have on its consolidated financial statements but does not expect it to be material.

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	June 30, 2022
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$55,366	$—	$(182)	$55,184
U.S. Treasury securities	1 year or less	33,836	—	(160)	33,676
		$89,202	$—	$(342)	$88,860

	December 31, 2021
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,456	$5	$(3)	$78,458
U.S. Treasury securities	1 year or less	5,025	—	—	5,025
U.S. government agency debt securities	1 year or less	5,002	—	—	5,002
		$88,483	$5	$(3)	$88,485

The Company concluded that the declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of June 30, 2022 and December 31, 2021. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At June 30, 2022	At December 31, 2021
Interest receivable	$106	$62
Prepaid insurance	312	1,728
Prepaid research studies	926	1,190
Prepaid other	924	561
Total	$2,268	$3,541

Prepaid expenses, net of current portion, consisted of the following (dollar amounts in thousands):

	At June 30, 2022	At December 31, 2021
Prepaid clinical trial and other	$3,810	$3,409
	$3,810	$3,409

Property and equipment consisted of the following (dollar amounts in thousands):

	At June 30, 2022	At December 31, 2021
Laboratory equipment and manufacturing equipment	$657	$591
Furniture and fixtures	258	258
Computer equipment and software	556	440
Leasehold improvements	2,095	2,095
	3,566	3,384
Less accumulated depreciation	(1,358)	(1,001)
Total	$2,208	$2,383

Depreciation expense for the three months ended June 30, 2022 and 2021 was $179 thousand and $167 thousand, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $357 thousand and $325 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At June 30, 2022	At December 31, 2021
Payroll and related liabilities	$1,679	$2,379
Professional fees	469	727
Research and development costs	5,852	5,066
Other	461	336
Total	$8,461	$8,508

The Company had $0.4 million of restricted cash at June 30, 2022 and June 30, 2021. This amount is included in the "other assets" line item on the balance sheets.

5. Fair Value Measurement

The following table represents the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$20,836	$20,836	$—	$—
Commercial paper (including amounts in cash and cash equivalents)	84,198	—	84,198	—
U.S. Treasury securities	33,676	33,676	—	—
Total assets	$138,710	$54,512	$84,198	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$14,302	$14,302	$—	$—
Commercial paper	78,457	—	78,457	—
U.S. Treasury securities	5,026	5,026	—	—
U.S. government agency debt securities	5,002	—	5,002	—
Total assets	$102,787	$19,328	$83,459	$—

There have been no transfers between fair value levels during the three or six months ended June 30, 2022.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes, that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of June 30, 2022, the Company incurred a total of $0.2 million in license maintenance fees to Yale. The Company is required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the "Sponsored Research Agreement"), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through December 2021. The Sponsored Research Agreement was amended in February 2022, under which the contract was extended through June 30, 2022 subject to the terms of the existing agreement. The Sponsored Research Agreement was amended again in May 2022, under which the contract was extended through April 2023 with approximately $0.1 million of Company-provided research support funding for such extended period. The Company recorded research and development expenses associated with this arrangement of less than $0.1 million and approximately $0.1 million in the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.3 million in the three and six months ended June 30, 2021, respectively.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases of office and laboratory space as of June 30, 2022:

•
An operating lease for 8,499 square feet of office space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years; and
•
An operating lease for 6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025.

During the six months ended June 30, 2022, cash paid for amounts included in the measurement of lease liabilities was $0.5 million and the Company recorded operating lease expense of $0.3 million.

Future lease payments under non-cancelable leases as of June 30, 2022 are as follows (dollar amounts in thousands):

Year Ending December 31,
2022 (remaining 6 months)	$485
2023	992
2024	1,016
2025	944
Thereafter	—
$3,437

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2022 or December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and six months ended June 30, 2022 and 2021.

8. Stockholders’ Equity

April 2022 Underwritten Offering

On April 14, 2022, the Company entered into the Underwriting Agreement with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering of 16,276,987 Shares of the Company’s common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

On June 10, 2022, the Company and each holder of the pre-funded warrants entered into amended and restated pre-funded warrants solely to eliminate the seven-year expiration date of the pre-funded warrants. Each amended and restated pre-funded warrant is now exercisable for $0.0001 per share of common stock from the original date of issuance until the date the pre-funded warrant is exercised in full. All other terms of the pre-funded warrants remain unchanged. The pre-funded warrants contain standard adjustment provisions if certain corporate events were to happen.

The pre-funded warrants are classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, such pre-funded warrants do not provide any guarantee of value or return. None of the pre-funded warrants have been exercised as of June 30, 2022.

Equity Incentive Plans

In January 2017, the Company’s board of directors and stockholders adopted the 2017 Equity Incentive Plan, which was amended and restated in July 2017 (as so amended and restated, the “2017 Plan”), which provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The maximum number of shares of common stock that were authorized for issuance under the 2017 Plan was 2,730,496.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. No more than 1,588,315 shares of the Company's common stock may be granted subject to incentive stock options under the 2020 Plan. On January 1, 2022, the number of shares of common stock reserved under the 2020 Plan was increased by 946,749 shares. As of June 30, 2022, 479,151 shares of common stock remain available for future issuance under the 2020 Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2021:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2021	3,582,613	$10.63	8.32	$7,428
Granted	1,505,019	5.21
Exercised	(151,342)	1.61
Forfeited	(195,846)	10.76
Outstanding at June 30, 2022	4,740,444	$9.20	8.43	$4,092
Exercisable at June 30, 2022	1,795,985	$8.84	7.51	$2,758
Vested and expected to vest at June 30, 2022	4,740,444	$9.20	8.43	$4,092

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 was $2.65 per share and $3.84 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2022 was immaterial. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 was $0.4 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate range	2.52% to 3.22%	0.92% to 1.15%	1.58% to 3.22%	0.48% to 1.15%
Dividend yield	0%	0%	0%	0%
Expected term of options (years)	5.38 to 6.08	5.37 to 6.08	5.08 to 6.48	5.37 to 6.48
Volatility rate range	85.04% to 87.15%	90.34% to 91.19%	85.04% to 87.15%	88.70% to 91.19%

The total compensation cost recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,096	$1,056	$1,992	$1,697
General and administrative	1,089	757	1,945	1,693
Total	$2,185	$1,813	$3,937	$3,390

The total unrecognized compensation cost related to outstanding employee awards as of June 30, 2022 was $16.7 million and is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1 through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors. The number of shares available for grant under this plan increased by 236,687 on January 1, 2022 due to this provision. As of June 30, 2022, no shares have been purchased by employees under the ESPP.

The Company activated its first offering period under the ESPP on April 1, 2022. The offering period ends on September 30, 2022. During the three and six months ended June 30, 2022, the Company recorded less than $0.1 million of stock-based compensation expense under the ESPP. The Company did not record any stock-based compensation expense under the ESPP in the three and six months ended June 30, 2021.

9. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the three months ended June 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders—basic and diluted	$(15,261)	$(12,540)	$(32,145)	$(23,590)
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(0.53)	$(1.01)	$(1.01)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	39,703,550	23,490,591	31,739,197	23,460,218

The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. Since the shares underlying the 3,523,013 pre-funded warrants are issuable for little or no consideration, they are considered outstanding for both basic and diluted earnings per share. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	4,740,444	3,396,111	4,740,444	3,396,111
Shares withheld under the ESPP	24,260	—	24,260	—
	4,764,704	3,396,111	4,764,704	3,396,111

10. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. Effective January 1, 2021, the Company implemented a matching policy under which the Company matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s base salary and bonus paid during the year. For the three and six months ended June 30, 2022, the Company made employer contributions to the 401(k) plan totaling $60 thousand and $142 thousand, respectively.

11. Subsequent Events

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into a loan and security agreement(the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time, the “Lenders”), K2HV, as administrative agent for the Lenders, and Ankara Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contains an additional $20.0 million available to be drawn at the Company’s option though March 31, 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate are available to be drawn at the Company’s option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, clinical and regulatory milestones relating to INZ-701. A fourth tranche commitment of $25.0 million is available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender’s consent in its discretion.

The term loan matures on August 1, 2026 and the Company is obligated to make interest only payments for the first 36 months and then interest and equal principal payments for the next 12 months. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The Company may prepay, at its option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. The Company was required to pay the Lenders’ certain customary fees and expenses at closing and will be required to pay additional fees that may be due upon maturity or prepayment such as final payment fees and prepayment fees.

The Lenders may elect prior to the full repayment of the term loans to convert up to $5.0 million of outstanding principal of the term loans into shares of the Company’s common stock, at a conversion price of $6.21 per share, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. There will be no prepayment penalty for any principal amount converted into common stock. The Loan Agreement provides the Lenders with certain piggyback registration rights with respect to the shares of common stock issuable upon conversion of term loans under the Loan Agreement.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

Subject to certain conditions, the Company granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of common stock, convertible preferred stock or other equity securities of the Company that are broadly marketed and offered to multiple investors, on the same terms, conditions and pricing afforded to others participating in any such financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes appearing elsewhere in the Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 15, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

In April 2022, we announced preliminary biomarker, safety and pharmacokinetic, or PK, data from the 0.2 mg/kg cohort of this trial. At the 0.2 mg/kg dose level of INZ-701, all three patients showed rapid, significant, and sustained increases in plasma pyrophosphate, or PPi, levels. Preclinical findings demonstrated PPi as a key predictive biomarker of therapeutic benefit in ENPP1 Deficiency. The range of PPi levels across the three patients at screening was 132-333 nM. At the 0.2 mg/kg dose level of INZ-701, the mean PPi level observed during the 32-day dose evaluation period across the three patients was 1356 nM, an approximately 5-fold mean increase from screening across the three patients. The range of peak PPi levels observed during the 32-day dose evaluation period across the three patients was 1082-2416 nM, and was comparable to data from our study of healthy subjects (n=10), which showed PPi levels between 1002 nM and 2169 nM. PPi levels observed after dosing of INZ-701 correlated to systemic exposure and activity of INZ-701. PK analysis showed INZ-701 nearing steady-state by Day 29 with an approximately 4-fold accumulation from Day 1, based on AUC0-72. We believe that the half-life of INZ-701 observed in this trial suggests the potential for once-weekly dosing. INZ-701 was generally well-tolerated, with no serious adverse events reported, and otherwise exhibited a favorable initial safety profile. All three patients from the first cohort enrolled in the open-label Phase 2 48-week extension portion of the trial. At Week 12, low titers of anti-drug antibodies were observed in two out of three patients. The significantly increased PPi levels observed during the 32-day dose evaluation period were sustained in all three patients through Week 12 of the extension portion of the trial. In June 2022, we completed dosing in the 0.6 mg/kg cohort of this trial and a data safety monitoring board, DSMB, has reviewed the preliminary data from the 0.6 mg/kg cohort to allow us to initiate dosing in the 1.8 mg/kg dose cohort. We plan to report topline data from this trial in the fourth quarter of 2022.

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

In July 2022, we announced preliminary biomarker, safety and pharmacokinetic, data from the 0.2 mg/kg cohort of this trial. At the 0.2 mg/kg dose level of INZ-701, all three patients showed rapid and significant increases in PPi levels. Preclinical findings demonstrated PPi as a key predictive biomarker of therapeutic benefit in ABCC6 Deficiency. The mean PPi level across the three patients at baseline was 851 nM. At the 0.2 mg/kg dose level of INZ-701, the mean PPi level observed during the 32-day dose evaluation period across the three patients was 1057 nM, which was within the range observed in our study of healthy subjects (n=10), which showed PPi levels between 1002 nM and 2169 nM. The range of peak PPi levels observed across the three patients in the 32-day dose evaluation period was 2139-4090 nM. Preliminary PK and INZ-701 enzymatic activity remained consistent with data reported from our ongoing Phase 1/2 trial of INZ-701 in patients with ENPP1 Deficiency. INZ-701 continued to exhibit a favorable initial safety profile. INZ-701 was generally well-tolerated with no serious adverse events reported, one grade 1 adverse event reported, and no injection site reactions. The grade 1 adverse event was not related to INZ-701. Low titers of anti-drug antibodies were observed in one patient at day 32 of the trial, which had no impact on PK or ENPP1 activity. All three patients from the first cohort enrolled in the open-label Phase 2 48-week extension portion of the trial. In July 2022, following a planned review of the preliminary data from the 0.2 mg/kg cohort by a DSMB, we initiated dosing in the 0.6 mg/kg cohort of this trial. We plan to report topline data from this trial in the first quarter of 2023. We are also actively engaged in designing and planning a clinical trial of INZ-701 in infants and adolescents with ENPP1 Deficiency.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 Deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of abnormal mineralization, including those without a clear genetic basis, such as calciphylaxis. In the fourth quarter of 2022, we plan to finalize the regulatory pathway which will allow us to initiate a clinical trial of INZ-701 in calciphylaxis. We are also exploring the potential for development of a gene therapy for ENPP1 Deficiency.

Our Operations

We have not yet commercialized any products or generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, including preclinical studies and early-stage clinical trials, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, offerings of common stock and pre-funded warrants and borrowings under our loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV.

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

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $32.1 million for the six months ended June 30, 2022 and $56.6 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $179.8 million.

Our operating expenses were $32.2 million for the six months ended June 30, 2022 and $56.6 million for the year ended December 31, 2021. We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need to obtain substantial additional funding to support our continuing operations. Until such time, if ever, as we can generate significant revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution and licensing arrangements. We do not have any committed external source of funds, other than under our Loan Agreement. Our ability to borrow under our Loan Agreement is subject to our satisfaction of specified conditions and lender discretion. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

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

As of June 30, 2022, we had cash, cash equivalents and short-term investments of approximately $151.5 million.

On April 14, 2022, we entered into an underwriting agreement with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering of 16,276,987 shares of our common stock or the Shares, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

On July 25, 2022, we entered into a Loan Agreement with K2HV (together with any other lender from time to time party thereto, the “Lenders”), K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans consisting of (subject to certain customary conditions): (i) a first tranche commitment of $25.0 million, of which $5.0 million was funded at closing and with the remainder available to be drawn at our option through March 31, 2023, or the First Tranche Commitment, (ii) two subsequent tranche commitments totaling $20.0 million in the aggregate to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, clinical and regulatory milestones relating to INZ-701, and (iii) a fourth tranche commitment of $25.0 million available to be drawn at our option through August 31, 2025, subject to use of proceeds limitations and Lender’s consent in its discretion.

The facility carries a 48-month term with interest only payments for 36 months and then interest and equal principal payments for the next 12 months. The term loan will mature on August 1, 2026 and bears a variable interest rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We paid the Lenders certain customary fees and expenses at closing and are required to pay the Lenders additional fees that may be due upon maturity or prepayment such as final payment fees and prepayment fees. As security for its obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions.

Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5,000,000 in the aggregate in our future offerings of common stock, convertible preferred stock or other equity securities that are broadly marketed and offered to multiple investors, on the same terms, conditions and pricing afforded to others participating in any such financing.

We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2022, together with the First Tranche Commitment, will enable us to fund our cash flow requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

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
•
scale up our manufacturing processes and capabilities;
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

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701. We are currently conducting our Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through June 30, 2022, we have incurred $116.0 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we conduct the ongoing clinical trials of INZ-701, prepare for, initiate and conduct later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, further scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
Operating expenses:
Research and development	$10,007	$8,220	$1,787
General and administrative	5,384	4,435	949
Total operating expenses	15,391	12,655	2,736
Loss from operations	(15,391)	(12,655)	2,736
Other income (expense):
Interest income	321	58	263
Other (expenses) income	(191)	57	(248)
Other income, net	130	115	15
Net loss	$(15,261)	$(12,540)	$2,721

Research and Development Expense

Research and development expense increased by $1.8 million to $10.0 million for the three months ended June 30, 2022 from $8.2 million for the three months ended June 30, 2021. The increase in research and development expense was primarily attributable to an increase in clinical trial costs due to progression of the Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and INZ-701 for ABCC6 Deficiency and an increase in outsourced services for additional consultants to support the ongoing trials.

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

General and Administrative Expense

General and administrative expense increased by $1.0 million to $5.4 million for the three months ended June 30, 2022 from $4.4 million for the three months ended June 30, 2021. The increase in general and administrative expense was primarily attributable to an increase in personnel costs. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur costs in connection with being a public company.

Interest Income

Interest income for the three months ended June 30, 2022 was approximately $0.3 million as a result of higher interest rates and a larger cash balance on which we are earning interest in the period compared to the three months ended June 30, 2021.

Other (Expenses) Income

Other expenses, consisting primarily of foreign exchange gains and losses, for the three months ended June 30, 2022 decreased by $0.2 million as compared to the three months ended June 30, 2021. This decrease was driven by cash balances we hold which are denominated in Euros and their related depreciation compared to the U.S. Dollar in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Increase (Decrease)
Operating expenses:
Research and development	$21,821	$14,823	$6,998
General and administrative	10,409	8,804	1,605
Total operating expenses	32,230	23,627	8,603
Loss from operations	(32,230)	(23,627)	8,603
Other income (expense):
Interest income	381	121	260
Other expense	(296)	(84)	212
Other income, net	85	37	48
Net loss	$(32,145)	$(23,590)	$8,555

Research and Development Expense

Research and development expense increased by $7.0 million to $21.8 million for the six months ended June 30, 2022 from $14.8 million for the six months ended June 30, 2021. The increase in research and development expense was primarily attributable to an increase in clinical trial costs due to progression of the Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, outsourced services for additional consultants to support the ongoing trials, manufacturing operations, and employee compensation.

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

General and Administrative Expense

General and administrative expense increased by $1.6 million to $10.4 million for the six months ended June 30, 2022 from $8.8 million for the six months ended June 30, 2021. The increase in general and administrative expense was attributable to an increase in personnel costs, consulting expenses, and expenses to support our operations as a public company. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur costs in connection with being a public company.

Interest Income

Interest income for the six months ended June 30, 2022 was approximately $0.4 million as a result of higher interest rates and a larger cash balance on which we are earning interest in the period compared to the six months ended June 30, 2021.

Other Expenses

Other expenses, consisting primarily of foreign exchange gains and losses, for the six months ended June 30, 2022 increased by $0.2 million as compared to the six months ended June 30, 2021. This increase was driven by cash balances we hold which are denominated in Euros and their related depreciation compared to the U.S. Dollar in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, offerings of common stock and pre-funded warrants and borrowings under our Loan Agreement. Through June 30, 2022, we had received net cash proceeds of approximately $295.7 million from sales of our convertible preferred stock, common stock, and pre-funded warrants, after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2022, we had cash, cash equivalents and short-term investments of approximately $151.5 million.

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

In April 2022, we closed an underwritten offering in which we sold 16,276,987 shares of common stock and pre-funded warrants to purchase 3,523,013 shares of common stock under the Registration Statement. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

In July 2022, we entered into a Loan Agreement with the Lenders, which provides up to $70.0 million principal in term loans consisting of (subject to certain customary conditions): (i) a First Tranche Commitment of $25.0 million, of which $5.0 million was funded at closing and with the remainder available to be drawn at our option through March 31, 2023, (ii) two subsequent tranche commitments totaling $20.0 million in the aggregate to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, clinical and regulatory milestones relating to INZ-701, and (iii) a fourth tranche commitment of $25.0 million available to be drawn at our option through August 31, 2025, subject to use of proceeds limitations and Lender’s consent in its discretion.

The facility carries a 48-month term with interest only payments for 36 months and then interest and equal principal payments for the next 12 months. The term loan will mature on August 1, 2026 and bears a variable interest rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We paid the Lenders certain customary fees and expenses at closing and are required to pay the Lenders additional fees that may be due upon maturity or prepayment such as final payment fees and prepayment fees.

The Lenders may elect at any time following the closing and prior to the full repayment of the term loans to convert any portion of the principal amount of the term loans then outstanding, up to an aggregate of $5.0 million in principal amount, into shares of our common stock, at a conversion price of $6.21, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. The Loan Agreement provides the Lenders with certain piggyback registration rights with respect to the shares of common stock issuable upon conversion of term loans under the Loan Agreement.

Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5,000,000 in the aggregate in our future offerings of common stock, convertible preferred stock or other equity securities that are broadly marketed and offered to multiple investors, on the same terms, conditions and pricing afforded to others participating in any such financing.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term investments at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$62,620	$23,316
Short-term investments	88,860	88,485
Total cash, cash equivalents and short-term investments	$151,480	$111,801

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(28,847)	$(22,409)
Net cash (used in) provided by investing activities	(364)	20,247
Net cash provided by financing activities	68,573	361
Net increase (decrease) in cash, cash equivalents and restricted cash	$39,362	$(1,801)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $28.8 million for the six months ended June 30, 2022 compared to $22.4 million for the six months ended June 30, 2021. The increase in cash used in operating activities of $6.4 million was primarily due to an increase in net loss adjusted for non-cash items of $8.6 million, offset by changes in operating assets and liabilities of $2.2 million.

Net Cash (Used in )Provided by Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2022 compared to net cash provided by investing activities of $20.2 million for the six months ended June 30, 2021 as purchases of marketable securities surpassed maturities of marketable securities in the six months ended June 30, 2022. For the six months ended June 30, 2022, we had maturities of marketable securities of $81.5 million, purchases of marketable securities of $81.6 million and purchases of property and equipment of $0.2 million. For the six months ended June 30, 2021, we had maturities of marketable securities of $82.6 million, purchases of marketable securities of $62.0 million and purchases of property and equipment of $0.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $68.6 million for the six months ended June 30, 2022 reflects the cash proceeds from the issuance of common stock and pre-funded warrants in our underwritten offering in April 2022 as well as proceeds from the exercise of stock options. Net cash provided by financing activities of $0.4 million for the six months ended June 30, 2021 reflects cash proceeds from the exercise of stock options.

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
•
our ability to scale up our manufacturing processes and capabilities;
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
•
the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
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

As of June 30, 2022, we had cash, cash equivalents and short-term investments of approximately $151.5 million. We believe that our existing cash, cash equivalents and short-term investments as of June 30, 2022, together with the First Tranche Commitment, will enable us to fund our cash flow requirements into the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than under our Loan Agreement. Our ability to borrow under our Loan Agreement is subject to our satisfaction of specified conditions and lender discretion. To the extent that we raise additional capital through the sale of equity or convertible debt securities or to the extent the Lenders elect to convert a portion of their outstanding principal into shares of our common stock pursuant to the Loan Agreement, the ownership interests of our stockholders will be diluted, and the terms of any new securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional indebtedness, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. The covenants under our Loan Agreement and the pledge of our assets as collateral limit our ability to take specific actions, including obtaining additional debt financing.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended June 30, 2022, there were no material changes to our critical accounting estimates from those described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Contractual Obligations, Commitments and Contingencies

During the six months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

For a description of the Loan Agreement entered into in July 2022, see Note 11 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, our cash equivalents consisted of primarily of short-term money market funds. As of June 30, 2022, our short-term investments consisted of commercial paper, and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the primarily short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position. An immediate increase (decrease) of 100 basis points would result in an increase (decrease) in interest income of approximately $0.9 million annually.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during six months ended June 30, 2022 and 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

You should carefully consider the following risks and uncertainties and the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2021, together with all of the other information contained in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or results of operations. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our Annual Report on Form 10–K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to Our Financial Position and Need for Additional Capital

We have a loan agreement that requires us to meet specified funding conditions and operating covenants and places restrictions on our operating and financial flexibility.

Under our Loan Agreement, we have $5.0 million of outstanding principal indebtedness, and we may in the future draw down up to $65.0 million of additional principal indebtedness under the Loan Agreement, subject to specified conditions and lender discretion. Our ability to draw down two tranche commitments totaling $20.0 million in the aggregate is subject to our achievement, as determined by the administrative agent in its sole discretion, of certain time-based, clinical and regulatory milestones relating to INZ-701. Our ability to draw down an additional tranche commitment of $25.0 million is subject to use of proceeds limitations and Lender’s consent in its discretion. As security for its obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. Because of the security interest, the Lender’s rights to repayment from a liquidation of the assets subject to that security interest would be senior to the rights of other creditors.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, dispose of assets, make changes to our business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions.

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our outstanding debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the conditions of our Loan Agreement, including a breach of any covenant, could result in an event of default thereunder. In the event of an acceleration of amounts due under our Loan Agreement as a result of an event of default, including upon the occurrence of an event or circumstance that could be expected to have a material adverse effect on our business, operations, properties, assets or financial condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the Lenders could seek to enforce security interests in the collateral securing such indebtedness. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

In addition, our outstanding debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•
restricting the amount of our cash resources, after satisfaction of our debt service obligations, available to fund working capital, research and development efforts and other general corporate purposes;
•
limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the three months ended June 30, 2022.

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

We received aggregate gross proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $128.8 million, or aggregate net proceeds of approximately $116.1 million after deducting underwriting discounts and commissions and offering expenses.

We have used approximately $33.3 million of the net proceeds from the IPO as of June 30, 2022 to fund clinical development of INZ-701, to fund our preclinical research and development activities, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

4.1

Form of Amended and Restated Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on June 10, 2022).

10.1*†

Loan and Security Agreement, dated July 25, 2022, by and among the Registrant, K2 HealthVentures LLC, as lender, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent.

10.2*†

Corporate Sponsored Research Agreement, dated January 6, 2017, by and between Yale University and the Registrant, as amended by Amendment No. 1 to Corporate Sponsored Research Agreement, dated February 19, 2019, by and between Yale University and the Registrant, as amended by Amendment No. 2 to Corporate Sponsored Research Agreement, effective December 31, 2021, by and between Yale University and the Registrant and as amended by Amendment No. 3 to Corporate Sponsored Research Agreement, dated May 31, 2022, by and between Yale University and the Registrant.

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

INOZYME PHARMA, INC.

Date: August 15, 2022	By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Sanjay Subramanian
Sanjay Subramaniam
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)