Form 10-Q
period 2022-09-30
Inozyme Pharma, Inc.
filed 2022-11-10
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 40,394,363 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$44,044	$23,316
Short-term investments	97,408	88,485
Prepaid expenses and other current assets	4,474	3,541
Total current assets	145,926	115,342
Property and equipment, net	2,197	2,383
Other assets	354	354
Right-of-use assets	1,734	2,053
Prepaid expenses, net of current portion	3,810	3,409
Total assets	$154,021	$123,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,391	$2,394
Accrued expenses	10,948	8,508
Operating lease liabilities	794	731
Total current liabilities	13,133	11,633
Operating lease liabilities, net of current portion	2,035	2,640
Long term debt, net	4,073	—
Total liabilities	19,241	14,273
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; No shares issued and outstanding at September 30, 2022 or December 31, 2021	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 40,394,363 shares issued and outstanding at September 30, 2022 and 23,668,747 shares issued and outstanding at December 31, 2021	4	2
Additional paid in-capital	331,470	256,948
Accumulated other comprehensive (loss) income	(477)	18
Accumulated deficit	(196,217)	(147,700)
Total stockholders’ equity	134,780	109,268
Total liabilities and stockholders’ equity	$154,021	$123,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,191	$9,346	$34,012	$24,169
General and administrative	4,721	4,916	15,130	13,720
Total operating expenses	16,912	14,262	49,142	37,889
Loss from operations	(16,912)	(14,262)	(49,142)	(37,889)
Other income (expense):
Interest income	737	47	1,118	168
Other expenses	(197)	(65)	(493)	(149)
Other income, net	540	(18)	625	19
Net loss	$(16,372)	$(14,280)	$(48,517)	$(37,870)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(60)	(6)	(417)	10
Foreign currency translation adjustment	(20)	(9)	(78)	(9)
Total other comprehensive (loss) income	(80)	(15)	(495)	1
Comprehensive loss	$(16,452)	$(14,295)	$(49,012)	$(37,869)
Net loss attributable to common stockholders—basic and diluted	$(16,372)	$(14,280)	$(48,517)	$(37,870)
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(0.60)	$(1.36)	$(1.61)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	43,657,718	23,643,494	35,755,695	23,521,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit
Balance at December 31, 2021	23,668,747	$2	$256,948	$18	$(147,700)	$109,268
Stock-based compensation	—	—	1,752	—	—	1,752
Exercise of stock options	149,664	—	240	—	—	240
Comprehensive loss:
Unrealized loss on investments	—	—	—	(132)	—	(132)
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(16,884)	(16,884)
Balance at March 31, 2022	23,818,411	$2	$258,940	$(129)	$(164,584)	$94,229
Stock-based compensation	—	—	2,185	—	—	2,185
Exercise of stock options	1,678	—	4	—	—	4
Issuance of common stock, net of issuance costs	16,276,987	2	56,135	—	—	56,137
Issuance of pre-funded warrants, net of issuance costs	—	—	12,150	—	—	12,150
Comprehensive loss:
Unrealized loss on investments	—	—	—	(225)	—	(225)
Foreign currency translation adjustment	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(15,261)	(15,261)
Balance at June 30, 2022	40,097,076	$4	$329,414	$(397)	$(179,845)	$149,176
Stock-based compensation	—	—	1,849	—	—	1,849
Exercise of stock options	59,635	—	115	—	—	115
Exercise of pre-funded warrants	197,240	—	—	—	—	—
Shares purchased in Employee Stock Purchase Plan	40,412	—	92	—	—	92
Comprehensive loss:
Unrealized loss on investments	—	—	—	(60)	—	(60)
Foreign currency translation adjustment	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,372)	(16,372)
Balance at September 30, 2022	40,394,363	$4	$331,470	$(477)	$(196,217)	$134,780

Balance at December 31, 2020	23,384,969	$2	$249,175	$2	$(91,076)	$158,103
Stock-based compensation	—	—	1,577	—	—	1,577
Exercise of stock options	88,734	—	249	—	—	249
Comprehensive income:
Unrealized gain on investments	—	—	—	10	—	10
Net loss	—	—	—	—	(11,050)	(11,050)
Balance at March 31, 2021	23,473,703	$2	$251,001	$12	$(102,126)	$148,889
Stock-based compensation	—	—	1,813	—	—	1,813
Exercise of stock options	96,890	—	106	—	—	106
Comprehensive income:
Unrealized gain on investments	—	—	—	6	—	6
Net loss	—	—	—	—	(12,540)	(12,540)
Balance at June 30, 2021	23,570,593	$2	$252,920	$18	$(114,666)	$138,274
Stock-based compensation	—	—	1,752	—	—	1,752
Exercise of stock options	94,154	—	243	—	—	243
Comprehensive income:
Unrealized loss on investments	—	—	—	(6)	—	(6)
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(14,280)	(14,280)
Balance at September 30, 2021	23,664,747	$2	$254,915	$3	$(128,946)	$125,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(48,517)	$(37,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	546	492
Loss on disposal of fixed assets	4	—
Stock-based compensation expense	5,786	5,142
Amortization of premiums and discounts on marketable securities	(1,082)	146
Reduction in the carrying value of right-of-use assets	319	279
Non-cash interest expense and amortization of debt issuance costs	27	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(933)	(2,014)
Accounts payable	(1,003)	(2,482)
Accrued expenses	2,435	942
Operating lease liabilities	(542)	(457)
Prepaid expenses - noncurrent	(401)	1,113
Net cash used in operating activities	(43,361)	(34,709)
Investing activities
Purchases of marketable securities	(126,007)	(104,994)
Maturities of marketable securities	117,750	138,660
Purchases of property and equipment	(364)	(357)
Net cash (used in) provided by investing activities	(8,621)	33,309
Financing activities
Net proceeds from issuance of common stock	56,137	—
Net proceeds from issuance of pre-funded warrants	12,150	—
Net proceeds from issuance of long-term debt	4,050	—
Proceeds from exercise of stock options	359	598
Proceeds from issuance of common stock for cash under employee stock purchase plan	92	—
Net cash provided by financing activities	72,788	598
Net increase (decrease) in cash, cash equivalents and restricted cash	20,806	(802)
Effect of foreign currency exchange rate in cash	(78)	(9)
Cash, cash equivalents and restricted cash at beginning of period	23,670	28,394
Cash, cash equivalents and restricted cash at end of period	$44,398	$27,583
Supplemental cash flow information:
Cash and cash equivalents	$44,044	$27,229
Restricted cash	354	354
Cash, cash equivalents and restricted cash at end of period	$44,398	$27,583
Property and equipment unpaid at end of period	$—	$78
Right-of-use asset at adoption of Topic 842	$—	$2,431
Operating lease liabilities at adoption of Topic 842	$—	$3,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement.

Inozyme Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Inozyme Pharma, Inc. (the “Company”) is a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases impacting the vasculature, soft tissue and skeleton.

The Company is pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in a critical pathway and that defects in these genes lead to pathologic mineralization and intimal proliferation. The Company is initially focused on developing a novel therapy to treat rare genetic diseases of ENPP1 Deficiency and ABCC6 Deficiency.

The Company’s lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct defects in a pathway involving ENPP1 and ABCC6 Deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with intimal proliferation leading to a narrowing of blood vessels.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through September 30, 2022, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development activities. The Company incurred net losses of $48.5 million in the nine months ended September 30, 2022 and $56.6 million in the year ended December 31, 2021 and had an accumulated deficit of $196.2 million as of September 30, 2022. The Company had cash, cash equivalents, and short-term investments of $141.5 million as of September 30, 2022.

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock, offerings of common stock and pre-funded warrants and the Loan Agreement (see Note 8). The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes its available cash, cash equivalents, and short-term investments as of September 30, 2022 will be sufficient to fund its cash flow requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to delay, reduce or eliminate some or all of its research and development programs, portfolio expansion or commercialization efforts, which could adversely affect its business.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company adopted a warrant accounting policy detailed below following the closing of the Company's underwritten offering in April 2022 and a debt and debt issuance costs accounting policy following the closing of the Loan Agreement in July 2022. Apart from these adoptions, there have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers for sponsored research, preclinical studies, clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses in the accompanying condensed consolidated balance sheets and within research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Debt and Debt Issuance Costs

Debt issuance costs and the Lender Expenses (see Note 8) are presented on the condensed consolidated balance sheet as a direct deduction from the related debt liability. Debt issuance costs represent legal and other direct costs incurred in connection with the Company’s term loan under the Loan Agreement. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the loan. Any final payments are included in the cash flows to determine the effective interest rate and are recognized using the effective interest method over the term of the loan.

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

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	September 30, 2022
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$74,935	$—	$(231)	$74,704
U.S. Treasury securities	1 year or less	22,887	—	(183)	$22,704
		$97,822	$—	$(414)	$97,408

	December 31, 2021
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,456	$5	$(3)	$78,458
U.S. Treasury securities	1 year or less	5,025	—	—	5,025
U.S. government agency debt securities	1 year or less	5,002	—	—	5,002
		$88,483	$5	$(3)	$88,485

The Company concluded that the declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of September 30, 2022 and December 31, 2021. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At September 30, 2022	At December 31, 2021
Interest receivable	$96	$62
Prepaid insurance	1,897	1,728
Prepaid research studies	1,643	1,190
Prepaid other	838	561
Total	$4,474	$3,541

Prepaid expenses, net of current portion, consisted of the following (dollar amounts in thousands):

	At September 30, 2022	At December 31, 2021
Prepaid clinical trial and other	$3,810	$3,409
	$3,810	$3,409

Property and equipment consisted of the following (dollar amounts in thousands):

	At September 30, 2022	At December 31, 2021
Laboratory equipment and manufacturing equipment	$806	$591
Furniture and fixtures	258	258
Computer equipment and software	571	440
Leasehold improvements	2,095	2,095
	3,730	3,384
Less accumulated depreciation	(1,533)	(1,001)
Total	$2,197	$2,383

Depreciation expense for the three months ended September 30, 2022 and 2021 was $189 thousand and $167 thousand, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $546 thousand and $492 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At September 30, 2022	At December 31, 2021
Payroll and related liabilities	$2,263	$2,379
Professional fees	524	727
Research and development costs	7,649	5,066
Other	512	336
Total	$10,948	$8,508

The Company had $0.4 million of restricted cash at September 30, 2022 and September 30, 2021. This amount is included in the "other assets" line item on the balance sheets.

5. Fair Value Measurement

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$38,936	$38,936	$—	$—
Commercial paper (including amounts in cash and cash equivalents)	77,688	—	77,688	—
U.S. Treasury securities	22,704	22,704	—	—
Total assets	$139,328	$61,640	$77,688	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$14,302	$14,302	$—	$—
Commercial paper	78,457	—	78,457	—
U.S. Treasury securities	5,026	5,026	—	—
U.S. government agency debt securities	5,002	—	5,002	—
Total assets	$102,787	$19,328	$83,459	$—

There have been no transfers between fair value levels during the three or nine months ended September 30, 2022.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of September 30, 2022, the Company incurred a total of $0.2 million in license maintenance fees to Yale. The Company is required to pay Yale up to $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the "Sponsored Research Agreement"), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through December 2021. The Sponsored Research Agreement was amended in February 2022, under which the contract was extended through June 30, 2022 subject to the terms of the existing agreement. The Sponsored Research Agreement was amended again in May 2022, under which the contract was extended through April 2023 with approximately $0.1 million of Company-provided research support funding for such extended period. The Company recorded research and development expenses associated with this arrangement of less than $0.1 million and approximately $0.1 million in the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.4 million in the three and nine months ended September 30, 2021, respectively.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases of office and laboratory space as of September 30, 2022:

•
An operating lease for 8,499 square feet of office space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years; and
•
An operating lease for 6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025.

During the nine months ended September 30, 2022, cash paid for amounts included in the measurement of lease liabilities was $0.6 million and the Company recorded operating lease expense of $0.5 million.

Future lease payments under non-cancelable leases as of September 30, 2022 are as follows (dollar amounts in thousands):

Year Ending December 31,
2022 (remaining 3 months)	$243
2023	992
2024	1,016
2025	944
Thereafter	—
$3,195

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2022 or December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2022 and 2021.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time, the “Lenders”), K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contains an additional $20.0 million available to be drawn at the Company’s option though March 31, 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate are available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent in its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026 and the Company is obligated to make interest only payments for the first 36 months and then interest and equal principal payments through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of September 30, 2022, was 9.60% based upon an increase in the prime rate in September 2022. The Company has the option to prepay all, but not less than, the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee is 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the loans borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

The Lenders may elect, prior to the full repayment of the term loans, to convert up to $5.0 million of outstanding principal of the term loans into shares of the Company’s common stock, at a conversion price of $6.21 per share, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations. The Company determined that the embedded conversion option was not required to be separated from the term loan. The embedded conversion option met the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of September 30, 2022, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company ("Lender Expenses"). The debt issuance costs, Lender Expenses and the Final Fee are being amortized as additional interest expense over the term of the loan using the effective interest method. The Company recorded interest expense of $0.1 million during the three and nine months ended September 30, 2022. At September 30, 2022, the carrying value of the Loan Agreement approximates the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan, on the Company’s condensed consolidated balance sheet at September 30, 2022:

September 30, 2022
(in thousands)
Gross proceeds	$5,000
Unamortized debt issuance costs	(927)
Carrying value	$4,073

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of September 30, 2022 are as follows (dollar amounts in thousands):

Fiscal Year
2022 (remaining three months)	$—
2023	—
2024	—
2025	1,617
2026	3,695
Total	$5,312

9. Stockholders’ Equity

April 2022 Underwritten Offering

On April 14, 2022, the Company entered into an underwriting agreement with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering of 16,276,987 shares of the Company’s common stock (the "Shares") and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Warrants must be exercised by means of a cashless exercise. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

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

The pre-funded warrants are classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, such pre-funded warrants do not provide any guarantee of value or return. As of September 30, 2022, 197,251 pre-funded warrants have been exercised by means of cashless exercise in exchange for the issuance of 197,240 shares of the Company's common stock.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. No more than 1,588,315 shares of the Company's common stock may be granted subject to incentive stock options under the 2020 Plan. On January 1, 2022, the number of shares of common stock reserved under the 2020 Plan was increased by 946,749 shares. As of September 30, 2022, 333,216 shares of common stock remain available for future issuance under the 2020 Plan.

The following table summarizes stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2022:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2021	3,582,613	$10.63	8.32	$7,428
Granted	1,740,069	4.92
Exercised	(210,977)	1.70
Forfeited	(304,196)	10.28
Outstanding at September 30, 2022	4,807,509	$8.98	8.28	$831
Exercisable at September 30, 2022	1,967,985	$9.29	7.39	$741
Vested and expected to vest at September 30, 2022	4,807,509	$8.98	8.28	$831

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $2.28 per share and $3.62 per share, respectively. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2022 was $0.1 million. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $0.5 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate range	2.63% to 4.04%	0.93% to 0.98%	1.58% to 4.04%	0.48% to 1.15%
Dividend yield	0%	0%	0%	0%
Expected term of options (years)	6.08 to 6.48	5.98 to 6.08	5.08 to 6.48	5.37 to 6.48
Volatility rate range	84.50% to 86.40%	88.57% to 89.25%	84.50% to 87.15%	88.57% to 91.19%

The total compensation cost recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$931	$798	$2,923	$2,495
General and administrative	918	954	2,863	2,647
Total	$1,849	$1,752	$5,786	$5,142

The total unrecognized compensation cost related to outstanding employee awards as of September 30, 2022 was $14.9 million and is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on each January 1 through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors. The number of shares available for grant under this plan increased by 236,687 on January 1, 2022 due to this provision. As of September 30, 2022, 40,412 shares have been purchased by employees under the ESPP.

The Company activated its first offering period under the ESPP on April 1, 2022. The offering period ended on September 30, 2022. A second offering period began on October 1, 2022 and will end on March 31, 2023. During the three and nine months ended September 30, 2022, the Company recorded less than $0.1 million of stock-based compensation expense under the ESPP. The Company did not record any stock-based compensation expense under the ESPP in the three and nine months ended September 30, 2021.

10. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders—basic and diluted	$(16,372)	$(14,280)	$(48,517)	$(37,870)
Net loss per share attributable to common stockholders—basic and diluted	$(0.38)	$(0.60)	$(1.36)	$(1.61)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	43,657,718	23,643,494	35,755,695	23,521,981

The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. Since the shares underlying the pre-funded warrants are issuable for little or no consideration, they are considered outstanding for both basic and diluted earnings per share from the date of issuance. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	4,807,509	3,361,497	4,807,509	3,361,497
	4,807,509	3,361,497	4,807,509	3,361,497

11. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. Effective January 1, 2021, the Company implemented a matching policy under which the Company matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s base salary and bonus paid during the year. For the three and nine months ended September 30, 2022, the Company made employer contributions to the 401(k) plan totaling $60 thousand and $202 thousand, respectively.

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

Overview

We are a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases impacting the vasculature, soft tissue and skeleton. Through our in-depth understanding of a key biological pathway, we are pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in this critical pathway and that defects in these genes lead to pathologic mineralization and intimal proliferation. We are initially focused on developing a novel therapy to treat the rare genetic diseases of ENPP1 and ABCC6 Deficiencies.

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct defects in a pathway involving ENPP1 and ABCC6 Deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with intimal proliferation leading to a narrowing of blood vessels. We have generated robust proof of concept data in preclinical models demonstrating that INZ-701 prevented pathologic mineralization, led to improvements in overall health and survival and prevented intimal proliferation.

We are currently conducting Phase 1/2 clinical trials of INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. These clinical trials are being conducted in both North America and in Europe. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency have granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency, and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency.

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. This trial is currently ongoing in North America and Europe. In the Phase 1 dose-escalation portion of the clinical trial, we are assessing INZ-701 for 32-days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection twice weekly, with three patients per dose cohort.

In April 2022, we announced preliminary biomarker, safety and pharmacokinetic, or PK, data from the 0.2 mg/kg cohort of this trial. At the 0.2 mg/kg dose level of INZ-701, all three patients showed rapid, significant, and sustained increases in plasma pyrophosphate, or PPi, levels. Preclinical findings demonstrated PPi being a key predictive biomarker of therapeutic benefit in ENPP1 Deficiency. The range of PPi levels across the three patients at screening was 132-333 nM. At the 0.2 mg/kg dose level of INZ-701, the mean PPi level observed during the 32-day dose evaluation period across the three patients was 1356 nM, an approximately 5-fold mean increase from screening across the three patients. The range of peak PPi levels observed during the 32-day dose evaluation period across the three patients was 1082-2416 nM, and was comparable to data from our study of healthy subjects (n=10), which showed PPi levels between 1002 nM and 2169 nM. Increased PPi levels observed after dosing of INZ-701 were associated with systemic exposure and activity of INZ-701. PK analysis showed INZ-701 nearing steady-state by Day 29 with an approximately 4-fold accumulation from Day 1, based on AUC0-72. We believe that the half-life of INZ-701 observed in this trial suggests the potential for once-weekly dosing. All three patients from the first cohort enrolled in the open-label Phase 2 48-week extension portion of the trial. At Week 12, low titers of anti-drug antibodies were observed in two out of three patients. The significantly increased PPi levels observed during the 32-day dose evaluation period were sustained in all three patients through Week 12 of the extension portion of the trial. INZ-701 was generally well-tolerated, with no treatment-related serious adverse events reported, and otherwise exhibited a favorable initial safety profile.

We are currently dosing patients in the 1.8 mg/kg cohort and plan to report topline data from this trial in the fourth quarter of 2022. In November 2022, we announced the first self-administration of INZ-701 in the open-label Phase 2 48-week extension portion of the trial. We are also actively engaged in designing and planning a clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency.

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

In July 2022, we announced preliminary biomarker, safety and PK data from the 0.2 mg/kg cohort of this trial. At the 0.2 mg/kg dose level of INZ-701, all three patients showed rapid and significant increases in PPi levels. Preclinical findings demonstrated PPi being a key predictive biomarker of therapeutic benefit in ABCC6 Deficiency. The mean PPi level across the three patients at baseline was 851 nM. At the 0.2 mg/kg dose level of INZ-701, the mean PPi level observed during the 32-day dose evaluation period across the three patients was 1057 nM, which was within the range observed in our study of healthy subjects (n=10), which showed PPi levels between 1002 nM and 2169 nM. The range of peak PPi levels observed across the three patients in the 32-day dose evaluation period was 2139-4090 nM. Preliminary PK and INZ-701 enzymatic activity remained consistent with data reported from our ongoing Phase 1/2 trial of INZ-701 in patients with ENPP1 Deficiency. INZ-701 continued to exhibit a favorable initial safety profile. INZ-701 was generally well-tolerated with no serious adverse events reported. Low titers of anti-drug antibodies were observed in one patient at day 32 of the trial, which had no impact on PK or ENPP1 activity. All three patients from the first cohort enrolled in the open-label Phase 2 48-week extension portion of the trial. We are currently dosing patients in the 1.8 mg/kg cohort and plan to report topline data from this trial in the first quarter of 2023.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 Deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of pathologic mineralization and intimal proliferation, including those without a clear genetic basis, such as calciphylaxis and calcifications as a result of end stage kidney disease. Based on regulatory feedback, we plan to initiate a clinical trial in end stage kidney disease patients and we expect data from this trial to inform our development plans in calciphylaxis. We are also exploring the potential for development of a gene therapy for ENPP1 Deficiency.

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

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $48.5 million for the nine months ended September 30, 2022 and $56.6 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $196.2 million.

Our operating expenses were $49.1 million for the nine months ended September 30, 2022 and $56.6 million for the year ended December 31, 2021. We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of approximately $141.5 million.

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

We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with the remainder of the First Tranche Commitment, will enable us to fund our cash flow requirements into the second quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

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
•
personnel-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees and consultants engaged in research and development functions;
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

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701. We are currently conducting our Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through September 30, 2022, we have incurred $128.3 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we conduct the ongoing clinical trials of INZ-701, prepare for, initiate and conduct later stage clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, further scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Increase (Decrease)
Operating expenses:
Research and development	$12,191	$9,346	$2,845
General and administrative	4,721	4,916	(195)
Total operating expenses	16,912	14,262	2,650
Loss from operations	(16,912)	(14,262)	2,650
Other income (expense):
Interest income	737	47	690
Other expenses	(197)	(65)	132
Other income, net	540	(18)	558
Net loss	$(16,372)	$(14,280)	$2,092

Research and Development Expense

Research and development expense increased by $2.8 million to $12.2 million for the three months ended September 30, 2022 from $9.3 million for the three months ended September 30, 2021. The increase in research and development expense was primarily attributable to an increase in clinical trial costs due to the progression of the clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, manufacturing operations, and costs for consultants to support our ongoing trials.

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

General and Administrative Expense

General and administrative expense decreased by $0.2 million to $4.7 million for the three months ended September 30, 2022 from $4.9 million for the three months ended September 30, 2021. The decrease in general and administrative expense was primarily attributable to a decrease in professional services and other administrative expenses partially offset by an increase in personnel costs. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur costs in connection with being a public company.

Interest Income

Interest income for the three months ended September 30, 2022 was approximately $0.7 million as a result of higher interest rates and a larger cash balance on which we are earning interest in the period compared to the three months ended September 30, 2021.

Other Expenses

Other expenses, consisting primarily of foreign exchange gains and losses, for the three months ended September 30, 2022 increased by $0.1 million as compared to the three months ended September 30, 2021. This increase was driven by cash balances we hold which are denominated in Euros and their related depreciation compared to the U.S. Dollar in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase (Decrease)
Operating expenses:
Research and development	$34,012	$24,169	$9,843
General and administrative	15,130	13,720	1,410
Total operating expenses	49,142	37,889	11,253
Loss from operations	(49,142)	(37,889)	11,253
Other income (expense):
Interest income	1,118	168	950
Other expenses	(493)	(149)	344
Other income, net	625	19	606
Net loss	$(48,517)	$(37,870)	$10,647

Research and Development Expense

Research and development expense increased by $9.8 million to $34.0 million for the nine months ended September 30, 2022 from $24.2 million for the nine months ended September 30, 2021. The increase in research and development expense was primarily attributable to an increase in clinical trial costs due to the progression of the clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, manufacturing operations, personnel costs, and consultants to support our ongoing trials partially offset by a decrease in research costs.

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

General and Administrative Expense

General and administrative expense increased by $1.4 million to $15.1 million for the nine months ended September 30, 2022 from $13.7 million for the nine months ended September 30, 2021. The increase in general and administrative expense was attributable to an increase in personnel costs and consulting expenses partially offset by a decrease in professional services costs. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur costs in connection with being a public company.

Interest Income

Interest income for the nine months ended September 30, 2022 was approximately $1.1 million as a result of higher interest rates and a larger cash balance on which we are earning interest in the period compared to the nine months ended September 30, 2021.

Other Expenses

Other expenses, consisting primarily of foreign exchange gains and losses, for the nine months ended September 30, 2022 increased by $0.3 million as compared to the nine months ended September 30, 2021. This increase was driven by cash balances we hold which are denominated in Euros and their related depreciation compared to the U.S. Dollar in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, offerings of common stock and pre-funded warrants and borrowings under our Loan Agreement. Through September 30, 2022, we had received net cash proceeds of approximately $299.8 million from sales of our convertible preferred stock, common stock and pre-funded warrants, after deducting underwriting discounts and commissions and offering expenses, and proceeds from the issuance of long-term debt, net of issuance costs. As of September 30, 2022, we had cash, cash equivalents and short-term investments of approximately $141.5 million.

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

In July 2022, we entered into a Loan Agreement with the Lenders, which provides up to $70.0 million principal in term loans consisting of (subject to certain customary conditions): (i) a First Tranche Commitment of $25.0 million, of which $5.0 million was funded at closing and with the remainder available to be drawn at our option through March 31, 2023, (ii) two subsequent tranche commitments totaling $20.0 million in the aggregate to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, clinical and regulatory milestones relating to INZ-701, and (iii) a fourth tranche commitment of $25.0 million available to be drawn at our option through August 31, 2025, subject to use of proceeds limitations and Lender’s consent in its discretion. Additional information on the Loan Agreement is described in Note 8 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term investments at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$44,044	$23,316
Short-term investments	97,408	88,485
Total cash, cash equivalents and short-term investments	$141,452	$111,801

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(43,361)	$(34,709)
Net cash (used in) provided by investing activities	(8,621)	33,309
Net cash provided by financing activities	72,788	598
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,806	$(802)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $43.4 million for the nine months ended September 30, 2022 compared to $34.7 million for the nine months ended September 30, 2021. The increase in cash used in operating activities of $8.7 million was primarily due to an increase in net loss adjusted for non-cash items of $11.1 million, offset by changes in operating assets and liabilities of $2.5 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $8.6 million for the nine months ended September 30, 2022 compared to net cash provided by investing activities of $33.3 million for the nine months ended September 30, 2021 as purchases of marketable securities surpassed maturities of marketable securities in the nine months ended September 30, 2022. For the nine months ended September 30, 2022, we had maturities of marketable securities of $117.8 million, purchases of marketable securities of $126.0 million and purchases of property and equipment of $0.4 million. For the nine months ended September 30, 2021, we had maturities of marketable securities of $138.7 million, purchases of marketable securities of $105.0 million and purchases of property and equipment of $0.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $72.8 million for the nine months ended September 30, 2022 reflects the cash proceeds from the issuance of common stock and pre-funded warrants in our underwritten offering in April 2022, proceeds from the issuance of long-term debt in July 2022, proceeds from the exercise of stock options, and proceeds from the issuance of common stock under the employee stock purchase plan. Net cash provided by financing activities of $0.6 million for the nine months ended September 30, 2021 reflects cash proceeds from the exercise of stock options.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidate we develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

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

As of September 30, 2022, we had cash, cash equivalents and short-term investments of approximately $141.5 million. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2022, together with the remainder of the First Tranche Commitment, will enable us to fund our cash flow requirements into the second quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting estimates from those described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.

Contractual Obligations, Commitments and Contingencies

Except for the Loan Agreement entered into in July 2022 and described in Note 8 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, during the nine months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, our cash equivalents consisted of primarily of short-term money market funds. As of September 30, 2022, our short-term investments consisted of commercial paper, and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the primarily short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position. An immediate increase (decrease) of 100 basis points would result in an increase (decrease) in interest income of approximately $1.0 million annually.

As of September 30, 2022, the aggregate principal amount outstanding under the Loan Agreement was $5.0 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of September 30, 2022, was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during nine months ended September 30, 2022 and 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the three months ended September 30, 2022.

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

We have used approximately $50.9 million of the net proceeds from the IPO as of September 30, 2022 to fund clinical development of INZ-701, to fund our preclinical research and development activities, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

10.1†

Loan and Security Agreement, dated July 25, 2022, by and among the Registrant, K2 HealthVentures LLC, as lender, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on August 15, 2022).

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

INOZYME PHARMA, INC.

Date: November 10, 2022	By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Sanjay Subramanian
Sanjay Subramaniam
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)