Form 10-K
period 2022-12-31
Inozyme Pharma, Inc.
filed 2023-03-22
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2022, was $127,814,797.

As of March 17, 2023, the registrant had 43,720,007 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the heading “Summary of Material Risks Associated with our Business” and the “Risk Factors” section and include, among other things:

•
our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the timing and conduct of our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies;
•
our plans to conduct research, preclinical testing and clinical testing of INZ-701 for additional indications;
•
our plans to conduct research, preclinical testing and clinical testing of other product candidates;
•
our plans to engage in regulatory meetings with the FDA and other regulatory authorities;
•
the timing of, and our ability to obtain and maintain, marketing approvals of INZ-701, and the ability of INZ-701 and our other product candidates to meet existing or future regulatory standards;
•
our expectations regarding our ability to fund our cash flow requirements with our cash, cash equivalents and short-term investments;
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
•
our ability to comply with the covenants under our loan agreement;
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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities based on our analysis of these data, research, surveys and studies. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include a number of key assumptions based on our industry knowledge, industry publications and third-party research, surveys and studies, which may be based on a small sample size and fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•
We have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and may never achieve or maintain profitability. Our net losses were $67.1 million for the year ended December 31, 2022 and $56.6 million for the year ended December 31, 2021.

•
We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

•
We have a loan agreement that requires us to meet specified funding conditions for future draw downs and operating covenants and places restrictions on our operating and financial flexibility.

•
We have a limited operating history and are early in our development efforts. We are heavily dependent on the success of our lead product candidate, INZ-701. If we are unable to commercialize INZ-701 or experience significant delays in doing so, our business will be materially harmed.

•
We cannot be certain of the timely completion or outcome of our preclinical testing and clinical trials. The results of preclinical studies may not be predictive of the results of clinical trials, and preliminary interim topline results of clinical trials do not necessarily predict final results. The results of any early-stage clinical trials we conduct may not be predictive of the results of later-stage clinical trials and our product candidates could be associated with serious adverse events or undesirable side effects.

•
Interim topline and preliminary results from our clinical trials that we announce or publish from time to time, such as the recently announced topline data from our ongoing Phase 1/2 clinical trials on INZ-701 in adults with ENPP1 Deficiency and ABCC6 Deficiency may change as more participant data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

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

•
We are conducting clinical trials for our product candidates at sites outside the United States. If the FDA determines that any such trial did not comply with all applicable U.S. laws and regulations, the FDA may not accept the data from that trial, in which case we would likely need to conduct one or more additional clinical trials.

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

Item 1. BUSINESS

Overview

We are a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases impacting the vasculature, soft tissue and skeleton. Through our in-depth understanding of a key biological pathway, we are pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in this critical pathway and that defects in these genes lead to low levels of plasma pyrophosphate, or PPi, which drives pathologic mineralization, and low levels of adenosine, which drives intimal proliferation. We are initially focused on developing a novel therapy to treat the rare genetic diseases of ENPP1 and ABCC6 Deficiencies.

ENPP1 and ABCC6 Deficiencies are chronic, systemic, and progressive diseases occurring over the course of a patient’s lifetime, starting as early as fetal development and spanning into adulthood. These diseases represent a significant unmet medical need, with high mortality rates for infants with ENPP1 Deficiency and high levels of morbidity occurring for patients with these diseases throughout their lives. There are currently no approved therapies for either ENPP1 Deficiency or ABCC6 Deficiency. Currently available treatments seek to minimize the manifestations of these diseases and do not address the underlying causes of these diseases.

Our lead product candidate, INZ-701, is a soluble, recombinant, genetically engineered, fusion protein that is designed to correct a defect in a pathway involving ENPP1 and ABCC6 Deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with the inhibition of intimal proliferation, or narrowing and obstruction of blood vessels. We have generated robust proof of concept data in preclinical models demonstrating that INZ-701 prevented pathological calcification and skeletal abnormalities, led to improvements in overall health and survival and prevented intimal proliferation. INZ-701 is designed to increase circulating levels of plasma pyrophosphate, or PPi, and adenosine. In our preclinical studies conducted in Enpp1-deficient mouse models, dosing with INZ-701 resulted in increased plasma PPi levels, prevention of calcification in the heart, aorta, kidney, liver, spleen and lung, prevention of skeletal abnormalities and improvements in overall health. In Abcc6-deficient mouse models, dosing with INZ-701 also increased plasma PPi levels and prevented calcification in key tissues. In addition to increasing levels of PPi, in preclinical studies, INZ-701 prevented intimal proliferation in both wild-type and Enpp1-deficient mice, which we believe is attributable to increased levels of adenosine.

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

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in ENPP1 Deficiency. The clinical trial initially enrolled nine adult patients with ENPP1 Deficiency at sites in North America and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ENPP1 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we assessed INZ-701 for 32-days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients per dose cohort. Patients received a single dose and then began twice weekly dosing one week later. The Phase 1 dose-escalation portion of the trial is complete. The Phase 2 portion of the trial is ongoing.

In February 2023, we reported topline data from this trial. A rapid, significant, and sustained increase in PPi was observed in all dose cohorts and in all patients, with a target PPi threshold observed from the lowest dose of 0.2 mg/kg. PPi increased in all patients to levels comparable to those observed in a study of healthy subjects (n=10), which study showed PPi levels between 1002 nM and 2169 nM. INZ-701 activity in a dose proportional manner was observed and a long half-life of approximately 126 hours and drug accumulation as shown by a greater than dose proportional exposure suggests the potential for once weekly dosing. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701 and no adverse events leading to study withdrawal. Three of the nine patients experienced mild adverse events related to INZ-701. All nine patients enrolled in Phase 2, one of whom subsequently withdrew from the study following week 12 due to travel reasons. Eight patients continue in the ongoing Phase 2 portion of the trial on INZ-701 treatment. We plan to report interim clinical data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in the third quarter of 2023. We also plan to investigate the potential for once weekly dosing in the ongoing trial.

We initiated pivotal trial meetings with the FDA in the first quarter of 2023. We plan to initiate a Phase 1b clinical trial of INZ-701, or the ENERGY-1 trial, to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency in the second quarter of 2023. We are also actively designing a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency and plan to initiate this trial in the third quarter of 2023, subject to receipt of regulatory approval. We anticipate initiating protocol assistance meetings with the EMA in the fourth quarter of 2023.

In February 2023, we dosed our first pediatric patient with ENPP1 Deficiency with INZ-701 under our expanded access program.

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. The trial initially enrolled nine patients with ABCC6 Deficiency at sites in the United States and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ABCC6 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including the evaluation of levels of plasma PPi and other biomarkers. In the Phase 1 dose-escalation portion of the clinical trial, we assessed INZ-701 for 32-days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients per dose cohort. Patients received a single dose and then began twice weekly dosing one week later. The Phase 1 dose-escalation portion of the trial is complete. The Phase 2 portion of the trial is ongoing.

In February 2023, we reported topline data from this trial. A rapid, significant, and sustained increase in PPi was observed in all cohorts with a dose response observed. PPi showed sustained increase in the highest dose cohort to levels comparable to those observed in our study of healthy subjects (n=10), which study showed PPi levels between 1002 nM and 2169 nM. INZ-701 activity in a greater than dose proportional manner was observed and drug accumulation as shown by a greater than dose proportional exposure suggests the potential for once weekly dosing. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701. Seven of the nine patients experienced adverse events related to INZ-701. All adverse events were mild to moderate in severity. One patient from the highest dose cohort (1.8 mg/kg) was withdrawn from the Phase 1 portion of the trial at day 18 due to a moderate adverse event (erythema/urticaria) related to INZ-701. A replacement patient was enrolled in the Phase 1 portion of trial and all nine patients continue in the Phase 2 portion of the trial.

We plan to report interim clinical data from the ongoing Phase 1/2 trial in adults in the fourth quarter of 2023. Subject to regulatory approval and sufficient funding, we plan to initiate a Phase 2/3 clinical trial in patients with ABCC6 Deficiency in 2024.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 Deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of pathologic mineralization and intimal proliferation, including those without a clear genetic basis, such as calciphylaxis or calcifications as a result of end stage kidney disease, or ESKD. In December 2022, the FDA allowed our IND to enable us to evaluate INZ-701 in a clinical trial in patients with ESKD and calciphylaxis. We plan to initiate a clinical trial in ESKD patients and we expect data from this trial to inform our development plans in calciphylaxis. We are also exploring the potential for development of a gene therapy for ENPP1 Deficiency.

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

Strategy

Our goal is to develop and commercialize safe and effective therapies for the treatment of patients suffering from a broad range of genetic and non-genetic diseases of pathologic mineralization. The critical components of our strategy to achieve this goal include:

•
Efficiently advance clinical development for our lead product candidate, INZ-701, with an initial focus on ENPP1 and ABCC6 Deficiencies. We have initiated our Phase 1/2 clinical trials of INZ-701 for the treatment of adults with ENPP1 Deficiency and ABCC6 Deficiency. In February 2023, we reported positive topline pharmacokinetic, pharmacodynamic, and safety data from these trials. We plan to report interim clinical data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in the third quarter of 2023. We plan to initiate the ENERGY-1 trial to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency in the second quarter of 2023. We are also actively designing a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency and plan to initiate this trial in the third quarter of 2023, subject to receipt of regulatory approval. We believe that our clinical strategy, subject to ongoing discussions with regulatory authorities, of linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy may provide an efficient path for development and availability of clinical data.
•
Expand our research and development efforts for INZ-701 in additional diseases of pathologic mineralization and for other therapies beyond INZ-701. Based on its mechanism of action, we believe that INZ-701 has the potential to increase plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene, including patients with calciphylaxis or calcifications as a result of ESKD. In December 2022, the FDA allowed our IND to enable us to evaluate INZ-701 in a clinical trial in patients with ESKD and calciphylaxis. We plan to initiate a clinical trial in ESKD and we expect data from this trial to inform our development plans in calciphylaxis. As a science-driven company, we also plan to continue to apply our expertise to identify and develop new therapeutics for diseases of pathologic mineralization. For example, we are currently exploring the potential for development of a gene therapy for ENPP1 Deficiency.
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
•
Build a patient-focused company to treat diseases of pathologic mineralization. We intend to continue to engage with patient advocacy groups, medical centers of excellence and medical specialists in an effort to expeditiously bring our therapy to patients. In building a patient-focused company to address the needs of both genetically defined and broader patient populations, we are working with clinicians and patient organizations to better understand the symptoms and consequences of diseases of pathologic mineralization and to increase awareness of the commonalities among these diseases. We have completed a retrospective, cross-sectional natural history study of patients who had generalized arterial calcification of infancy, or GACI, or any presentation of ENPP1 Deficiency. We have also completed a burden of disease study in ENPP1 Deficiency and ABCC6 Deficiency with GACI Global, a patient advocacy organization dedicated to bettering the lives of families affected by GACI and/or autosomal-recessive hypophosphatemic rickets type 2, or ARHR2, to characterize the burden of disease and understand the systemic progression of disease from the perspective of a patient and/or caregiver. We have several ongoing programs, including a retrospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency and a prospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency. We believe that the findings from these studies and others like it have been and will be important in supporting ongoing and future trial design and patient enrollment.
•
Continue to expand our scientific understanding of pathologic mineralization and intimal proliferation, our related intellectual property portfolio and our rights to complementary technologies. We intend to continue to pursue new scientific and therapeutic insights to position ourselves as leaders in the treatment of diseases impacting the vasculature, soft tissue and skeleton as well as intimal proliferation. Both in our company laboratory and in collaboration with academic and research institutions, we plan to continue to conduct translational experiments, validate disease models and evaluate new treatment modalities in our area of focus. Our current development programs are protected through exclusive intellectual property rights, including with filed and issued patents covering composition of matter for ENPP1-Fc fusion proteins, including INZ-701, and methods of treatment. We have expanded and expect to continue to expand the breadth of our intellectual property portfolio over time to incorporate novel insights we obtain through our research. In addition, we may further expand our development pipeline by opportunistically in-licensing or acquiring the rights to complementary technologies and product candidates. For example, in July 2020, we expanded our intellectual property portfolio when we acquired specified patent rights and other specified assets related to ENPP1 from Alexion.

Pipeline

Our lead development programs, for which we retain worldwide, exclusive development and commercialization rights, are summarized in the table below.

Diseases of Pathologic Mineralization: A Significant Unmet Need

Mineralization is a biological process during which an organism deposits hydroxyapatite, an organic extracellular matrix that gives rise to essential structures, such as bone and teeth in humans. In human development, this normal mineralization process begins as early as fetal development and continues throughout life. Diseases of pathologic mineralization have high levels of morbidity and mortality and can have a genetic and non-genetic basis.

The Mineralization Pathway

A metabolic pathway that has been conserved throughout evolution in higher organisms is the key to regulating mineralization in the human body. Multiple enzymes and other proteins perform sequential reactions in this pathway as part of a normal mineralization process.

In a properly functioning mineralization pathway, the protein encoded by the ABCC6 gene (ATP-Binding Cassette in the C6 family) located on the cellular membrane is responsible for transporting adenosine triphosphate, or ATP, from inside a cell to outside the cell. The enzyme encoded by the ENPP1 gene (ectonucleotide pyrophosphatase/phosphodiesterase 1) then cleaves ATP into pyrophosphate, or PPi, and adenosine monophosphate, or AMP. PPi is a potent regulator of mineralization and, in particular, controls the rate of calcium crystal deposition in bone. AMP is further metabolized into adenosine, a potent regulator of cellular proliferation that, in particular, modulates a blood vessel’s response to injury and is responsible for preventing intimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels.

The normal function of this mineralization pathway is depicted in the figure below.

Pathology of Diseases of Pathologic Mineralization

If the proper function of the key mineralization pathway is altered or disturbed, then both genetic and non-genetic diseases and conditions involving pathologic mineralization can result. Genetic mutations affecting ENPP1, a critical enzyme in the mineralization pathway, result in low levels of PPi and AMP, a precursor of adenosine. Genetic mutations affecting ABCC6, a critical protein in the mineralization pathway, decrease the availability of extracellular ATP required for proper ENPP1 function and give rise indirectly to low levels of PPi and AMP, a precursor of adenosine.

Low levels of PPi lead to pathologic mineralization and pathological calcification in areas of the body where it should not occur, referred to as ectopic calcification. This ectopic calcification occurs in the vasculature and soft tissue, including multiple organ systems, and results in disease. The heart, kidney, and skin are especially vulnerable to the effects of pathologic mineralization and pathological, ectopic calcification. Pathological, ectopic calcification in blood vessels inside bones can also interfere with normal skeletal mineralization.

The mechanism of PPi and consequences of low levels of PPi are depicted in the figure below.

Low levels of adenosine lead to the narrowing and obstruction of blood vessels caused by intimal proliferation and potential development of cardiovascular complications.

The mechanism of adenosine and consequences of low levels of adenosine are depicted in the figure below.

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

ENPP1 Deficiency and Disease Manifestations

ENPP1 Deficiency is a rare, inherited, genetic inborn error of metabolism caused by inactivating mutations in the ENPP1 gene. The condition is inherited as a recessive trait in which mutations in the ENPP1 gene result in decreased or absent activity of the ENPP1 enzyme. ENPP1 Deficiency results in low plasma levels of PPi and intimal proliferation, and is a single, chronic, systemic, and progressive disease with high mortality and morbidity. The spectrum of manifestations for ENPP1 Deficiency includes an infantile phase, a pediatric phase and an adult phase.

In the acute infantile phase, which has been referred to as GACI in the medical literature, ENPP1 Deficiency is characterized by narrowing of large and medium arteries caused by severe and pathological vascular calcification and intimal proliferation, resulting in myocardial infarction, stroke, and dysfunction and potential failure of major organs, such as the heart and kidneys. The disease can be diagnosed prenatally when an ultrasound shows characteristic calcifications in the fetus. Infants with ENPP1 Deficiency have clinical signs of hypertension, heart disease and kidney disease even at birth. Mortality caused by ENPP1 Deficiency is at the highest during the infantile phase and occurs predominantly in the first 12 months of life. Approximately 50% of infants with ENPP1 Deficiency die within 6 months of birth. If they survive the crisis of infancy during the first 6 months of life, individuals with ENPP1 Deficiency are likely to survive through adolescence and beyond, but with significant morbidity and a low quality of life.

In the pediatric phase, in addition to continuing vascular and organ calcification, ENPP1 Deficiency is characterized by the onset of rickets, which has been referred to in the medical literature as autosomal-recessive hypophosphatemic rickets type 2, or ARHR2. This is associated with an excess circulating concentration of a hormone known as fibroblast growth factor-23 (FGF23), which in turn causes the kidneys to waste phosphate, giving rise to rickets. ENPP1 Deficiency is also associated with severe skeletal deformities, short stature, and severe bone and joint pain. In addition, children with ENPP1 Deficiency may experience excess calcification in joints and ligaments and dental problems caused by disrupted tooth movement and exfoliation. Early onset of hearing loss has also been reported in these children. Patients with pediatric ENPP1 Deficiency experience impaired growth and development and generally decreased quality of life, including impaired ability to engage in normal childhood activities.

In the adult phase following closure of the bone growth plates at the end of adolescence, in addition to continuing vascular and organ calcification, patients with ENPP1 Deficiency have osteomalacia, severe bone and joint pain, fatigue, muscle weakness and risk of recurring bone fractures. Adults with ENPP1 Deficiency experience significant functional and cognitive impairment and generally decreased quality of life, including impaired activities of daily living.

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

Calcification, Skeletal Abnormalities and Rickets Occur Simultaneously from Birth in ENPP1 Deficiency

Arterial Calcification
Postnatal Rickets
Skeletal Abnormalities
Patients Without Event (%)
Age (year)
0
20
40
60
80
100
0
5
10
15
20
25
30

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

Calcification and Organ Dysfunction Occur
Sequentially and Progressively in ENPP1 Deficiency

Arterial Calcification
Cardiac Dysfunction
Neurological Dysfunction
Organ Calcification
Pulmonary Dysfunction
Patients Without Event (%)
100
80
60
40
20
0
0
5
10
15
20
25
30
Age (year)

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

In 2022, we initiated a retrospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency and a prospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency. These studies are designed to test and validate our findings from our retrospective, cross-sectional natural history study. These studies are also designed to inform the design of pivotal trials and provide control data which may potentially be used in analysis of future therapeutic trials.

ENPP1 Deficiency Incidence and Prevalence; Current Standard of Care

ENPP1 Deficiency is estimated to occur in approximately one in 64,000 pregnancies worldwide, and we believe there are approximately 37,000 patients in addressable markets worldwide with ENPP1 Deficiency. In North America, Europe and Japan, we believe there are approximately 7,800 patients with ENPP1 Deficiency. In 2022, an analysis of all published cases of ENPP1 Deficiency patients diagnosed with GACI or ARHR2, and two published natural history studies, reported a threefold increase in pathogenic/likely pathogenic ENPP1 variants compared to those identified as of 2020.

There are currently no approved therapies for ENPP1 Deficiency. Currently available treatments seek to minimize the manifestations of this disease. Some retrospective studies have reported potential therapeutic effect in infants of the bisphosphonate etidronate, a first-generation bisphosphonate developed to treat osteoporosis. However, these findings have been controversial due to selection bias in the study. In addition, etidronate has been discontinued in the United States, and bisphosphonate use can be associated with longer term adverse effects on skeletal development. Administration of vitamin D3 and oral phosphate are sometimes used to address the rickets of ENPP1 Deficiency, although use of oral phosphate may actually increase the risk of pathological calcification. In a third-party healthy volunteer study, treating PPi Deficiency by adjusting the diet was an inefficient process, with only a small fraction of dietary PPi being absorbed.

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

Intimal proliferation is also a pathophysiological feature of PXE. Narrowing and obstruction of blood vessels accelerates in PXE patients, resulting in higher than normal cardiovascular incidents, such as ischemic stroke and early myocardial infarctions. The number of PXE patients with cardiovascular involvement is estimated at more than 21,000 worldwide. Bleeding in the gastrointestinal tract, in particular the stomach, has been reported to occur in approximately 13% of PXE patients.

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

There are currently no approved therapies for ABCC6 Deficiency. Currently available treatments seek to minimize the manifestations of this disease. Ophthalmic symptoms are typically treated with intravitreal injections of vascular endothelial growth factor inhibitors to slow the progression of choroidal neovascularization. However, damage to Bruch’s membrane in these patients leads to continued and recurring choroidal neovascularization, causing vision loss. The current treatment approach for slowing or limiting the cardiovascular manifestations of PXE is based on the reduction of cardiovascular risk factors through lifestyle changes or in some cases by taking cholesterol-lowering agents. In the event of severe vascular disease, patients may undergo standard surgical bypass or angioplasty procedures.

Non-genetic Implications of Pathological Mineralization

Pathologic mineralization and intimal proliferation may also manifest in non-genetic diseases, such as calciphylaxis or calcifications as a result of ESKD. Calciphylaxis, a manifestation of chronic kidney disease, or CKD, is associated with low levels of PPi and is characterized by pathological calcification of the vasculature in the skin and fat leading to skin ulcers. This disease has a reported one-year survival rate of approximately 50%. Calciphylaxis affects between 1% and 4% of patients with ESKD. The estimated incidence of calciphylaxis is at least 1,800 new patients per year in the United States. There are currently no approved therapies for calciphylaxis, although use of sodium thiosulfate, a chelating agent intended to lower calcium content in the blood, reportedly improves wound healing. Patients also are often advised to maintain a low phosphate diet. Intimal proliferation in the vasculature is a hallmark of a number of non-genetic diseases in which arteries have been damaged or disrupted by insertion of a stent, bypass graft occlusion, transplant vasculopathy or inflammation known as arteritis.

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

INZ-701 is designed to replace the lost enzymatic function of genetically deficient ENPP1, thus increasing PPi and adenosine, for ENPP1 Deficiency and providing therapeutic effect to treat other diseases, like ABCC6 Deficiency, involving low PPi levels. In contrast to native ENPP1, INZ-701 is a soluble protein that is designed to circulate throughout the body and access extracellular ATP and other nucleotide proteins. Like native ENPP1, INZ-701 cleaves ATP into PPi and AMP, a precursor of adenosine. Pharmacologically, INZ-701 is designed to have prolonged distribution and elimination phases, leading to steady-state concentrations in the blood over time and making dosing possible at infrequent intervals, potentially once-weekly dosing. INZ-701 is formulated for subcutaneous delivery.

In our preclinical studies conducted in Enpp1-deficient mouse models, dosing with INZ-701 resulted in increased plasma PPi levels, prevention of ectopic calcium deposits in a variety of tissues, prevention of calcification in the heart, aorta, lung, kidney, liver and spleen, prevention of skeletal abnormalities and improvements in overall health. In Abcc6-deficient mouse models, dosing with INZ-701 also increased plasma PPi levels and reduced calcification in key tissues. In addition to increasing levels of PPi, in preclinical studies, INZ-701 prevented intimal proliferation in both wild-type and Enpp1-deficient mice, which we believe is attributable to increased levels of adenosine. The nonclinical INZ-701 toxicology studies that we conducted in two animal species showed no systemic adverse effects at doses that significantly exceeded potential human doses.

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

In another preclinical model of ENPP1 Deficiency in ttw/ttw mice, INZ-701 prevented intimal proliferation from developing and maintained proper vessel integrity.

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

The above findings in Abcc6-deficient mice were also observed in another study, as shown in the graph below, where doses of INZ-701 ranging from 2 mg/kg to 10 mg/kg increased plasma PPi levels to wild-type levels. In the graph below, the symbol * represents a p-value of less than 0.05 and the symbol **** represents a p-value of less than 0.001 relative to Abcc6-deficient mice treated with vehicle. We believe that the data from these two studies in Abcc6-deficient mice suggest the potential of ENPP1-Fc fusion proteins to increase plasma PPi levels and thereby reduce pathologic tissue calcification.

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

To investigate whether increasing plasma PPi levels would prevent ectopic calcification in Abcc6-deficient mice, we dosed Abcc6-deficient mice with 2 mg/kg of INZ-701, 10 mg/kg of INZ-701 or vehicle control from two weeks of age for eight weeks every other day. At 10 weeks of age, all of the mice were euthanized and the mineralization and blood biochemistry was measured. In this study, Abcc6-deficient mice exhibited low plasma PPi levels and significantly increased muzzle skin calcification. However, treatment of Abcc6-deficient mouse with INZ-701 caused a significant increase in plasma PPi at doses of 2 mg/kg and 10 mg/kg and a significant reduction in the extent of calcification noted in the muzzle skin to wild-type levels. This increase in plasma PPi levels in the Abcc6-deficient mice contributed to the reduction in pathological tissue calcification. We believe that these data suggest that ABCC6 Deficiency contributes to increased ectopic calcification and that ENPP1, through PPi, may be able to reduce the extent of calcification. In the graph below, the symbol **** represents a p-value of less than 0.001 relative to Abcc6-deficient mice treated with vehicle.

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

Intimal Proliferation

Intimal proliferation resulting from ENPP1 Deficiency was also replicated in corresponding animal models. In animal models, intimal proliferation is accelerated during conditions of injury including ligation of the artery. The exact mechanism linking ENPP1 Deficiency to Intimal proliferation is under investigation, but is believed to directly involve the adenosine pathway.

The increase in intimal proliferation can be observed in a strain of Enpp1-deficient mice known as ttw/ttw mice in a carotid artery ligation model. These mice have a single base pair change in the ENPP1 gene producing ENPP1 Deficiency. The ttw/ttw mice were treated with 10 mg/kg of INZ-701 or vehicle control every other day for seven days before carotid artery ligation surgery and for 14 days following carotid artery ligation surgery. Vehicle control-treated ttw/ttw mice showed a significant increase in intimal proliferation in the area of the artery at the sites of ligation. We believe these data, shown in the graph below, confirm that the INZ-701 treatment aligns with the earlier published findings indicating that ENPP1 treatment in mice inhibited ligation-induced intimal proliferation.

Importantly, as shown in the graph below, INZ-701 also inhibited ligation-induced intimal proliferation in wild-type mice without ENPP1 Deficiency. These important findings in wild-type mice suggest that increasing levels of ENPP1 above normal may be useful in diseases in which vascular intimal proliferation is increased.

To further evaluate INZ-701’s effects on intimal proliferation, we conducted a pilot study in a swine model. In this study, three pigs underwent surgery in which stents were inserted into the coronary, profunda and femoral arteries. At day 14, the stents were re-injured with balloon dilation to initiate additional intimal proliferation at the stented arterial sites. The sites were then evaluated with angiography and optimal coherence tomography, or OCT. We dosed the pigs with vehicle control and 10 mg/kg of INZ-701 every four days, with the first dose administered on day 10. At day 42, the pigs again underwent angiography and OCT, and quantification of intimal proliferation was performed in the OCT images and compared to the day 14 OCT evaluation.

In this study, INZ-701 significantly (p<0.05) inhibited stenosis or intimal proliferation in the profunda artery over 28 days. These results in a large animal model of intimal proliferation support the results from the studies in the mouse model of intimal proliferation.

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

In addition, two GLP dose range-finding studies of INZ-701 were conducted in juvenile C57BL6 mice. In both studies INZ-701 was given by subcutaneous injection for 21 days every other day at doses up to 30 mg/kg. There were no adverse clinical observations, mortality, or moribundity in mice that received INZ-701; no test article-related changes in body weight, body weight gain, or food consumption; and no test article-related changes in hematology or coagulation in mice that received INZ-701 as compared to the concurrent control groups of the same sex (in either study).

A GLP multiple dose toxicity study of INZ-701 was also conducted in juvenile C57BL6 mice. The mice were given INZ-701 by subcutaneous injection every other day at doses of 5, 10, or 30 mg/kg from post-natal day 10 to post-natal day 100 and were followed for 4 additional weeks after dosing. Toxicokinetics, clinical observations, clinical chemistries, anti-drug antibodies, neuro-assessment, macro and micropathology with the addition of neurohistological parameters, and reproductive endpoints were evaluated during the study. The study concluded there were no adverse findings related to INZ-701 throughout the study period at any dose level. The no-observed-adverse-effect level for the study was the highest dose tested, 30 mg/kg.

Overall, in our nonclinical toxicology studies, INZ-701 exhibited a good safety profile and an acceptable therapeutic index.

Clinical Development of INZ-701 for ENPP1 Deficiency

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. The Phase 1/2 clinical trial of INZ-701 is an open-label, first-in-human, multiple ascending dose trial, which initially enrolled nine adult patients at sites in North America and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ENPP1 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients per dose cohort, which doses were selected based on preclinical studies and pharmacokinetic/pharmacodynamic modeling. Patients received a single dose and then began twice weekly dosing one week later. The Phase 1 dose-escalation portion of the trial seeks to identify a safe and tolerable dose for further development that increases PPi levels for further clinical development. The open-label Phase 2 portion of the trial is assessing long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks, where patients may receive doses of INZ-701 at home depending on site-specific protocols. Exploratory endpoints include evaluations of ectopic calcification, skeletal, vascular, and physical function, patient-reported outcomes and exploratory biomarkers. The Phase 1 dose-escalation portion of the trial is complete. The Phase 2 portion of the trial is ongoing.

In April 2022, we announced preliminary biomarker, safety and pharmacokinetic data from the 0.2 mg/kg cohort of the Phase 1 dose escalation portion of this trial. At the 0.2 mg/kg dose level of INZ-701, all three patients showed rapid, significant, and sustained increases in PPi levels. Preclinical findings demonstrated PPi being a key predictive biomarker of therapeutic benefit in ENPP1 Deficiency. The range of PPi levels across the three patients at screening was 132-333 nM. At the 0.2 mg/kg dose level of INZ-701, the mean PPi level observed during the 32-day dose evaluation period across the three patients was 1356 nM, an approximately 5-fold mean increase from screening across the three patients. The range of peak PPi levels observed during the 32-day dose evaluation period across the three patients was 1082-2416 nM, and was comparable to data from our study of healthy subjects (n=10), which study showed PPi levels between 1002 nM and 2169 nM. Increased PPi levels observed after dosing of INZ-701 were associated with systemic exposure and activity of INZ-701. Pharmacokinetic analysis showed INZ-701 nearing steady-state by Day 29 with an approximately 4-fold accumulation from Day 1, based on AUC0-72HRS. We believe that the half-life of INZ-701 observed in this trial suggests the potential for once-weekly dosing. All three patients from the first cohort enrolled in the open-label Phase 2 portion of the trial. At week 12, low titers of anti-drug antibodies were observed in two out of three patients in the first cohort. The significantly increased PPi levels observed during the 32-day dose evaluation period were sustained in all three patients through week 12 of the Phase 2 portion of the trial. Data from the first cohort showed that INZ-701 was generally well-tolerated, with no treatment-related serious adverse events reported, and otherwise exhibited a favorable initial safety profile.

In November 2022, we announced the first self-administration of INZ-701 in the open-label Phase 2 portion of the trial.

In February 2023, we reported topline pharmacokinetic, pharmacodynamic and safety data from this trial. A rapid, significant, and sustained increase in PPi was observed in all dose cohorts and in all patients, with a target PPi threshold observed from the lowest does of 0.2 mg/kg. PPi increased in all patients to levels comparable to those observed in our study of healthy subjects (n=10), which study showed PPi levels between 1002 nM and 2169 nM. The mean baseline PPi across all three cohorts in the trial was 426±407 nM. PPi levels observed after INZ-701 administration are shown in the table below:

Mean PPi (nM) ± SD
			Cohort 1 (0.2 mg/kg)*	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1229±410	1438±715	1220±426
	2x/Week Dose	Day 11-32	1494±498	1745±780	1341±330
Phase 2	2x/Week Dose	Day 32-338	1299±490	1472±516	1462±233

*Cohort 1 – n=2 post week 12

INZ-701 activity in a dose proportional manner was observed and a long half-life of approximately 126 hours and drug accumulation as shown by a greater than dose proportional exposure suggests the potential for once weekly dosing. INZ-701 exhibited a favorable immunogenicity profile with low titers of non-neutralizing anti-drug antibodies observed in seven of nine patients. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701 and no adverse events leading to study withdrawal. Three of the nine patients experienced mild adverse events related to INZ-701 (including injection site reactions (bruising or pain) occurring in two of nine patients and other mild adverse events included decreased appetite and fatigue). There were two serious adverse events not related to INZ-701. All nine patients enrolled in the Phase 2 portion of the trial, one of whom subsequently withdrew from the study following week 12 due to travel reasons. Eight patients continue in the ongoing Phase 2 portion of the trial on INZ-701 treatment.

In February 2023, we also reported patient reported outcome data as measured by global impression of change, or GIC. The measurement is performed by the clinician, or C-GIC, and the patient, or P-GIC, and assesses overall change in health from baseline on a 7-point scale as measured from “very much worse” (-3) to “very much improved” (+3). GIC is an exploratory endpoint in the trial and an early indicator of potential clinical outcomes. Six of eight patients showed concordant improvements on overall health on C-GIC and P-GIC. Five of eight patients showed “much improved” (+2) or “very much improved” (+3) on P-GIC. No patients showed a deterioration in overall health from baseline on C-GIC or P-GIC.

We plan to report interim clinical data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in the third quarter of 2023. We also plan to investigate the potential for once weekly dosing in the ongoing trial.

We also plan to initiate a Phase 1b clinical trial of INZ-701, or the ENERGY-1 trial, to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency in the second quarter of 2023. This single arm, open label, multicenter trial will enroll up to eight patients over a treatment period of 52-weeks. Additional objectives of the ENERGY-1 trial include increasing levels of plasma PPi and assessing the impact of INZ-701 on patient survival, growth, development, functional performance, cardiac function, biomarkers related to bone and mineral metabolism, and healthcare utilization.

If a safe dose is identified for further development, we plan to conduct pivotal clinical trials of INZ-701, designed to support registration, in infant, pediatric, and adult patient populations with ENPP1 Deficiency. Many companies pursuing marketing approval for enzyme replacement therapies in rare diseases have followed a similar clinical development strategy.

Prior to initiating these pivotal clinical trials, we plan to engage with the regulatory authorities in the United States, Europe, and other jurisdictions to determine appropriate primary efficacy endpoints and other requirements for potential marketing approval. In particular, if we propose new or novel endpoints or methodologies for our clinical trials, regulatory authorities will ultimately need to conclude that the endpoints of our clinical trials have provided clinically meaningful results before we are able to obtain potential marketing approval. If successful, the Phase 1/2 clinical trial would allow us to obtain evidence of the mechanism of action of INZ-701 through restoration of plasma PPi levels and inform the design of our planned pivotal clinical trials. Our clinical strategy is to link the restoration of plasma PPi levels to measures of clinical efficacy in ENPP1 Deficiency and to establish that plasma PPi could be considered a clinically meaningful pharmacodynamic marker in patients with ENPP1 Deficiency. Subject to ongoing discussions with regulatory authorities in the United States, Europe and other jurisdictions we plan to pursue registration of INZ-701 for ENPP1 Deficiency with plasma PPi as a primary clinical endpoint if supported by appropriate secondary endpoints.

We initiated pivotal trial meetings with the FDA in the first quarter of 2023. We are actively designing a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency and plan to initiate this trial in the third quarter of 2023, subject to receipt of regulatory approval. We anticipate initiating protocol assistance meetings with the EMA in the fourth quarter of 2023.

Clinical Development of INZ-701 for ABCC6 Deficiency

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. The Phase 1/2 clinical trial of INZ-701 is an open-label multiple ascending dose trial, which initially enrolled nine adult patients at sites in the United States and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ABCC6 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of plasma PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients per dose cohort, which doses were selected based on preclinical studies and pharmacokinetic/pharmacodynamic modeling. Patients received a single dose and then began twice weekly dosing one week later. The Phase 1 dose-escalation portion of the trial seeks to identify a safe and tolerable dose for further development that increases PPi levels for further clinical development. The open-label Phase 2 portion of the trial will assess long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks, where patients may receive doses of INZ-701 at home depending on site-specific protocols. Exploratory endpoints will include evaluations of ectopic calcification, vascular and retinal function, patient reported outcomes, and exploratory biomarkers.

In July 2022, we announced preliminary biomarker, safety and pharmacokinetic data from the 0.2 mg/kg cohort from the Phase 1 dose-escalation portion of this trial. At the 0.2 mg/kg dose level of INZ-701, all three patients showed rapid and significant increases in PPi levels. Preclinical findings demonstrated PPi being a key predictive biomarker of therapeutic benefit in ABCC6 Deficiency. The mean PPi level across the three patients at baseline was 851 nM. At the 0.2 mg/kg dose level of INZ-701, the mean PPi level observed during the 32-day dose evaluation period across the three patients was 1057 nM, which was within the range observed in our study of healthy subjects (n=10), which study showed PPi levels between 1002 nM and 2169 nM. The range of peak PPi levels observed across the three patients in the 32-day dose evaluation period was 2139-4090 nM. Preliminary pharmacokinetic and INZ-701 enzymatic activity remained consistent with data reported from our ongoing Phase 1/2 trial of INZ-701 in patients with ENPP1 Deficiency. INZ-701 continued to exhibit a favorable initial safety profile. Data from this cohort showed that INZ-701 was generally well-tolerated with no serious adverse events reported. Low titers of anti-drug antibodies were observed in one patient at day 32 of the trial, which had no impact on pharmacokinetic or ENPP1 activity. All three patients from the first cohort enrolled in the open-label Phase 2 portion of the trial.

Beginning in January 2023, self-administration of INZ-701 in the open-label Phase 2 portion of the trial was available.

In February 2023, we reported topline pharmacokinetic, pharmacodynamic and safety data from this trial. A rapid, significant, and sustained increase in PPi was observed in all cohorts with a dose response observed. PPi showed sustained increase in the highest dose cohort to levels comparable to those observed in our study of healthy subjects (n=10), which study showed PPi levels between 1002 nM and 2169 nM. Mean baseline PPi across all three cohorts in the trial was 947±193 nM. PPi levels observed after INZ-701 administration are shown in the table below:

Mean PPi (nM) ± SD
			Cohort 1 (0.2 mg/kg)	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1087±796	1326±330	1589±1065
	2x/Week Dose	Day 11-32	1023±454	1119±216	1415±509
Phase 2	2x/Week Dose	Day 32-252	900±253	1011±121	1498±465*

*P<0.05 vs 0.2 mg/kg – Cohort 3 – n=2 post day 18.

INZ-701 activity in a greater than dose proportional manner was observed and drug accumulation as shown by a greater than dose proportional exposure suggests the potential for once weekly dosing. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701. All adverse events were mild to moderate in severity. Seven of the nine patients experienced adverse events related to INZ-701 (including mild injection site reactions (discoloration, erythema, induration, pain or pruritus) occurring in four of the nine patients and other adverse events included erythema, fatigue, night sweats and urticaria).One patient from the highest dose cohort (1.8 mg/kg) was withdrawn from the Phase 1 portion of the trial at day 18 due to a moderate adverse event (erythema/urticaria) related to INZ-701. A replacement patient was enrolled in the Phase 1 portion of trial and all nine patients continue in the Phase 2 portion of the trial.

We plan to report interim clinical data from the ongoing Phase 1/2 trial in adults in the fourth quarter of 2023.

If a safe dose is identified for further development, we plan to conduct a Phase 2/3 clinical trial of INZ-701 in adults and infants with ABCC6 Deficiency. We intend to design this Phase 2/3 clinical trial as a pivotal trial for registrational purposes. Prior to initiating this Phase 2/3 clinical trial, we plan to engage with the regulatory authorities in the United States, Europe, and other jurisdictions to determine appropriate primary efficacy endpoints and other requirements for potential marketing approval. In particular, if we propose new or novel endpoints or methodologies for our clinical trials, regulatory authorities will ultimately need to conclude that the endpoints of our clinical trials have provided clinically meaningful results before we are able to obtain potential marketing approval. If successful, the Phase 1/2 clinical trial would allow us to obtain evidence of the restoration of plasma PPi levels and inform the design of our planned Phase 2/3 clinical trial. Our clinical strategy, subject to ongoing discussions with the regulatory authorities in the United States, Europe, and other jurisdictions, is to pursue registration of INZ-701 for ABCC6 Deficiency by linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy in this patient population.

Subject to regulatory approval and sufficient funding, we plan to initiate a Phase 2/3 clinical trial in patients with ABCC6 Deficiency in 2024.

Other Potential Indications for INZ-701

Based on its mechanism of action, we believe that INZ-701 has the potential to increase plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene.

We intend to explore the potential of INZ-701 as a therapy in other, non-genetic diseases of pathologic mineralization associated with low levels of PPi, such as calciphylaxis or calcifications as a result of ESKD. Calciphylaxis, a manifestation of CKD, is a non-genetic condition associated with vascular calcification and low PPi levels with a reported one-year survival rate of approximately 50%. Calciphylaxis affects between 1% and 4% of patients with ESKD. The estimated incidence of calciphylaxis is at least 1,800 new patients per year in the United States. There are currently no approved therapies for calciphylaxis, although use of sodium thiosulfate, a chelating agent intended to lower calcium content in the blood, reportedly improves wound healing. Patients are often also advised to maintain a low phosphate diet.

We have collaborated with a major academic institution to confirm that PPi levels are low in patients with calciphylaxis and to investigate associated manifestations that may be treated with INZ-701. Evidence of low PPi in calciphylaxis is supported by a third-party exploratory study designed to measure PPi in patients with calciphylaxis and to examine whether PPi levels are predictive of clinical outcomes. In this study, PPi was measured in patients with calciphylaxis at different stages of CKD/ESKD and matched for age, sex, race, and CKD/ESKD stage in patients without calciphylaxis. Results from this study revealed that PPi was significantly decreased in patients with calciphylaxis (both in those with and without dialysis-dependent CKD/ESKD) as compared to matched CKD/ESKD controls. The median PPi value was 248 nM in CKD/ESKD patients with calciphylaxis as compared to a median PPi value of 661 nM in CKD/ESKD patients without calciphylaxis, p< 0.0001. As shown in the graph below on the left, PPi levels in both CKD/ESKD populations with and without calciphylaxis were significantly lower than PPi levels in healthy volunteers. Furthermore, as shown in the graph below on the right, lower PPi levels were associated with increased 6-month mortality among patients with calciphylaxis.

Diseases of intimal proliferation include diseases without a clear genetic basis. In preclinical studies, INZ-701 prevented intimal proliferation in both wild-type and Enpp1-deficient mice, which we believe is attributable to increased levels of adenosine. We plan to continue to explore the potential of INZ-701 in non-genetic diseases in which arteries have been damaged or disrupted by insertion of a stent, bypass graft occlusion, transplant vasculopathy or inflammation known as arteritis.

ENPP1 Gene Therapy

We plan to continue to develop new and innovative therapies to treat ENPP1 and ABCC6 Deficiencies. We believe we are well-positioned to do so because of our in-depth knowledge of the biological pathways involved in mineralization and of diseases of pathologic mineralization. For example, we have identified a gene therapy construct having an optimized ENPP1-Fc sequence driven by a tissue specific promoter in our enzyme replacement therapy program that has shown restoration and sustained enzyme activity leading to an increase of plasma PPi levels in preclinical experiments without adverse effects. Our results to date encourage us to continue to optimize our gene therapy construct as a potential new modality to treat diseases of pathologic mineralization impacting the vasculature, soft tissue and skeleton, in furtherance of our mission to become leaders in the treatment of such diseases.

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

The results of this initial study are shown in the graph below:

In another study in asj/2j mice, we evaluated lower doses of an AAV vector containing a modified ENPP1-Fc driven by a tissue specific promoter at three different doses by a single intravenous injection for a period of ten weeks. These studies demonstrated increases in plasma PPi with corresponding prevention of calcification in various tissues, including the aorta, spleen and lung, as well as prevention of skeletal abnormalities such as rickets in the growth plate and ectopic calcification in the vertebrae as shown in the figures below. These studies suggested that gene therapy is a potential therapeutic modality for ENPP1 Deficiency.

The results of this study are shown below:

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

Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. We have obtained from our third-party manufacturers a supply of INZ-701 that we believe is sufficient for our ongoing clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency. However, we are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. In addition, if we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer.

Commercialization

We retain worldwide, exclusive development and commercialization rights to our pipeline and programs, including INZ-701. At this stage, we have not yet established our own commercial organization or distribution capabilities as we have only recently begun the clinical development of INZ-701. We believe that we will be able to commercialize INZ-701, if approved, for ENPP1 or ABCC6 Deficiency with a small, targeted, internal sales and commercial organization in the United States and other major markets. We may explore the use of a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in smaller markets outside the United States or for other situations in which a larger sales and marketing organization is required.

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

There are currently no approved therapies for the treatment of either ENPP1 or ABCC6 Deficiency. Currently available treatments are only seeking to minimize the manifestations of these diseases. Although a number of companies generally are pursuing development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets, we are not aware of any product candidate currently in clinical development for ENPP1 Deficiency. SNF472, a calcification inhibitor, is currently in Phase 3 clinical development for calciphylaxis by Sanifit Inc., which was acquired by Vifor Pharma and is now CSL Vifor. DS-1211, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in Phase 2 clinical development for PXE by Daiichi Sankyo Company, and CSL Vifor has product candidates in preclinical development for calcification inhibitors.

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

Pursuant to the license agreement, as partial upfront consideration, we paid to Yale approximately $0.1 million which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. We are responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of December 31, 2022, we have incurred a total of $0.3 million in license maintenance fees to Yale. We are required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, we paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, we paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. In addition, we are required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, we are required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. Such minimum royalty payment amounts are summed for each year after the first sale of both a therapeutic or prophylactic licensed product and a diagnostic licensed product has occurred. We must also pay Yale a percentage in the twenties of certain types of income we receive from sublicensees. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by us to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by us against Yale if Yale prevails in such challenge.

We have also agreed to pay for ENPP research support from Yale pursuant to a sponsored research agreement that we entered into with Yale in January 2017 and amended in February 2019, February 2022, and May 2022. Under the sponsored research agreement, as amended, we agreed to paid Yale an aggregate of $2.5 million over six and a half years, ending in the second quarter of 2023. The research was performed by and under the supervision and direction of Professor Braddock.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions with respect to these programs. As of March 22, 2023, we owned or possessed exclusive rights to approximately 22 issued U.S. patents, two pending U.S. provisional patent applications, 18 pending U.S. non-provisional patent applications, 19 issued foreign patents (including three issued European patents), 140 pending foreign patent applications, and three pending Patent Cooperation Treaty applications.

In addition, as of March 22, 2023, we owned approximately two allowed U.S. trademark applications, two pending foreign trademark applications, and twelve foreign registered trademarks.

INZ-701

The intellectual property portfolio for INZ-701, our most advanced program, as of March 22, 2023, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Currently, our patent protection includes patents and patent applications that we have exclusively licensed under our license agreement with Yale. This licensed patent portfolio includes:

•
A patent family that includes seven issued U.S. patents relating to: (1) reducing and/or preventing progression of pathological calcification, (2) reducing or preventing ectopic calcification of soft tissue, (3) reducing or preventing pathological ossification, (4) treating, reversing or preventing progression of ossification of the posterior longitudinal ligament, (5) treating aging-related hardening of arteries (6) reducing or preventing progression of chronic kidney disease, end-stage renal disease, calcific uremic arteriolopathy, and calciphylaxis, and (7) reducing pathological calcification of vascular tissue in a human subject in need thereof having reduced ENPP1 activity or a loss of function mutation in the gene encoding ENPP1. All such methods of treatment involve administration of soluble ENPP1 that lacks a bone targeting domain. These U.S. patents are expected to expire in 2034, absent any term adjustments or extensions. Corresponding foreign applications have been filed and are pending in Europe, Japan, and Hong Kong, and one patent has been granted in Japan.
•
A patent family that includes one issued U.S. patent covering certain compositions that contain ENPP1, including INZ-701. This U.S. patent is expected to expire in 2036, absent any term adjustments or extensions. Corresponding foreign applications have been filed and are pending in Europe, Japan, Australia, Canada, Brazil, India, Hong Kong, South Korea, Mexico, New Zealand, and Russia, and one patent has been granted in Australia, Mexico, Russia, and Japan.

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

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent relating to an approved drug may be extended among those patents eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering the use of INZ-701 and products from our intellectual property may be entitled to patent term extensions. If our use of product candidates or the product candidate itself receives FDA approval, we intend to apply for patent term extension, if available, to extend the patent term that covers the approved use or product candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Preclinical Studies

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture's Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the U.S. Department of Health and Human Services’, or HHS’s, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Submission and Filing of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2023 is $3,242,026 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2023 is $393,933. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

In connection with its review of an application, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue a complete response letter, or CRL, or an approval letter.

If the application is not approved, the FDA will issue a CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA, withdraw the application or request a hearing. The FDA will not approve an application until issues identified in the CRL have been addressed. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.

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
•
Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require that a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

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

In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut, already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2023, the standard fee is $441,547 and the small business fee is $110,387.

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

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (EU) 2017/746, which became effective in May 2022. The new regulation replaced the In Vitro Diagnostics Directive 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. The regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. However, until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission/EMA’s CHMP on the approval of MAA/variations via the centralized procedure.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.

Following the withdrawal of the United Kingdom from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR, including in relation to data transfers.

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
•
the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, or ACA, as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, and their immediate family members.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. These Medicare sequester reductions were reduced and suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, which was enacted in January 2013, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

Pharmaceutical Prices

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription products from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New

Hampshire) have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, it has been delayed by Congress to January 1, 2032.

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

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Medicare Part D drugs in 2027, 15 Medicare Part B or Part D drugs in 2028, and 20 Medicare Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Human Capital

As of December 31, 2022, we had 56 employees, including a total of 14 employees with M.D. or Ph.D. degrees. Of these full-time employees, 43 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our future success is dependent on attracting, motivating and retaining a diverse group of talented employees. We aim to create an inclusive and empowering work environment. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants, advisors and directors through the granting of stock-based compensation awards and cash-based performance bonus awards, as applicable. We provide a comprehensive benefits package to help employees manage their health, well-being, finances, and life outside of work, including health insurance, dental and vision insurance, life insurance, accidental death and dismemberment issuance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, an employee stock purchase plan, a flexible spending account program, and paid vacation time.

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

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $67.1 million for the year ended December 31, 2022 and $56.6 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $214.8 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of convertible preferred stock, offerings of common stock and pre-funded warrants and borrowings under our Loan Agreement. We have devoted substantially all of our financial resources and efforts to pursuing research and development of our product candidates. We are still in the early stages of clinical development of our lead product candidate, INZ-701, and have initiated Phase 1/2 clinical trials in ENPP1 Deficiency and ABCC6 Deficiency.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 Deficiency and ABCC6 Deficiency ;
•
prepare for, initiate and conduct our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies;
•
conduct research, preclinical testing and clinical testing of INZ-701 for additional indications;
•
conduct research, preclinical testing and clinical testing of other product candidates;
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

We have only recently initiated clinical development of our first product candidate, INZ-701, and expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. We have no products that are approved for commercial sale and may never be able to develop marketable products. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generates significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of INZ-701 for ENPP1 Deficiency and for ABCC6 Deficiency, completing research, preclinical testing and clinical development of INZ-701 for additional indications or of other product candidates, scaling up our manufacturing processes and capabilities to support clinical trials of INZ-701 or of other product candidates we develop, obtaining marketing approval for INZ-701 or any other product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We have no products that are approved for commercial sale and may never be able to develop marketable products. Our business currently depends heavily on the successful development, marketing approval and commercialization of INZ-701. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to advancing INZ-701. We cannot be certain that INZ-701 will achieve success in ongoing or future clinical trials, receive marketing approval or be successfully commercialized.

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

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidates we develop. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

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

As of December 31, 2022, we had cash, cash equivalents and short-term investments of approximately $127.9 million and we had $5.0 million of outstanding principal indebtedness under our Loan Agreement. We believe that our cash, cash equivalents and short-term investments as of December 31, 2022, together with the additional $20.0 million we borrowed in February 2023 under our loan agreement, will enable us to fund our cash flow requirements into the fourth quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We have a loan agreement that requires us to meet specified funding conditions for future draw downs and operating covenants and places restrictions on our operating and financial flexibility.

Inclusive of our most recent draw down under our Loan Agreement in February 2023, we currently have $25.0 million of outstanding principal indebtedness, and we may in the future draw down up to $45.0 million of additional principal indebtedness under the Loan Agreement, subject to specified conditions and lender discretion. Our ability to draw down two tranche commitments totaling $20.0 million in the aggregate is subject to our achievement, as determined by the administrative agent in its sole discretion, of certain time-based, financing, clinical and regulatory milestones relating to INZ-701. Our ability to draw down an additional tranche commitment of $25.0 million is subject to use of proceeds limitations and Lender’s consent in its discretion. As security for its obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. Because of the security interest, the Lender’s rights to repayment from a liquidation of the assets subject to that security interest would be senior to the rights of other creditors.

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

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than under our Loan Agreement. Our ability to borrow under our Loan Agreement is subject to our satisfaction of specified conditions and lender discretion. To the extent that we raise additional capital through the sale of equity or convertible debt securities or to the extent the Lenders under our Loan Agreement elect to convert a portion of their outstanding principal into shares of our common stock or elect to purchase up to $5.0 million of shares of our common stock pursuant to the Loan Agreement, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional indebtedness, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. The covenants under our Loan Agreement and the pledge of our assets as collateral limit our ability to take specific actions, including obtaining additional debt financing. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Our limited operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2017, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, conducting preclinical studies and early-stage clinical trials, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. As a company, we have limited experience in clinical development, having only recently advanced INZ-701 into early-stage clinical trials. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products.

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

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts, and our liquidity and operations could be adversely affected if a financial institution holding such funds fails.

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts typically exceeds the Federal Deposit Insurance Corporation, or FDIC, standard deposit insurance limit of $250,000 per depositor and per institution. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of our funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed and the FDIC was appointed receiver for the bank. The FDIC created a successor bridge bank, and all deposits of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. Access to and availability of deposits was delayed, though ultimately, in that case, restored. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that the applicable governmental agencies would take action to protect our uninsured deposits or make deposits available in a similar manner.

We also maintain investment accounts with one or more financial institutions in which we hold our investments and, if access to the funds we use for working capital and operating expenses is impaired, we may not be able to open new operating accounts or to sell investments or transfer funds from our investment accounts to new operating accounts on a timely basis sufficient to meet our operating expense obligations. In addition, to the extent that the financial institutions with which we hold securities fail or are associated with banks that fail, there may be delays or other access restrictions with respect to such securities, similar to those described above for deposit accounts.

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

The COVID-19 pandemic has caused many governments to implement measures to slow the spread of the virus through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future effects of the pandemic on our business and operations are uncertain.

We and the third-party manufacturers and clinical research organizations that we engage may face disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacturing of our product candidates, laboratory supplies for our ongoing and planned preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the pandemic, or disruptions in our ability to obtain necessary site approvals or other delays at clinical trial sites. For example, we experienced delays with respect to initiating dosing in our Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 Deficiency.

As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, including:

•
disruptions related to our ongoing clinical trials or future clinical trials or delays in completing preclinical studies;
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

On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance and actions. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

Furthermore, third parties, including manufacturers, medical institutions, clinical investigators, contract research organizations and consultants with whom we conduct business, are similarly adjusting their operations and assessing their capacity in light of the COVID-19 pandemic. If these third parties experience shutdowns or business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

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

Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act, or the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses, or NOLs, to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the TCJA requires corporations to capitalize and amortize research and development expenditures over five years for domestic expenditures and fifteen years for foreign expenditures.

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or IRA, was also signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the IRA, the TCJA and additional tax legislation.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2022, we had federal and state NOL carryforwards of $139.8 million and $108.8 million, respectively, and federal and state research and development tax credit carryforwards totaling $9.4 million.

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

We are early in our development efforts. In November 2021, we initiated our first clinical trial, a Phase 1/2 clinical trial of INZ-701 for ENPP1 Deficiency, and in April 2022, we initiated our second clinical trial, a Phase 1/2 clinical trial of INZ-701 for ABCC6 Deficiency.

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
•
scaling up manufacturing processes and capabilities to support our clinical trials of our product candidates;
•
applying for and receiving marketing approvals from applicable regulatory authorities;
•
obtaining and maintaining intellectual property protection and regulatory exclusivity for our product candidates;
•
making arrangements for commercial manufacturing capabilities;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize INZ-701 or any other product candidate we develop, which would materially harm our business. As a company, we have limited experience in clinical development, having only recently advanced INZ-701 into early-stage clinical trials. Any predictions about the future success or viability of INZ-701 or any product candidates we develop may not be as accurate as they could be if we had a history of conducting clinical trials.

Drug development involves a lengthy and expensive process, with an uncertain outcome. The results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of INZ-701 or any other product candidate. If our clinical trials do not meet safety or efficacy endpoints, or if we experience significant delays in clinical trials, our ability to commercialize INZ-701 or any other product candidates we develop and our financial position will be impaired.

We have limited experience in clinical development, having only recently advanced INZ-701 into early-stage clinical trials. The risk of failure for INZ-701 is high. It is impossible to predict when or if INZ-701 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of INZ-701 or any other product candidate we develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials may fail to demonstrate that INZ-701 or any other product candidates we develop is safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

In order to obtain regulatory approval to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our applications to regulatory authorities in North America and Europe to allow us to initiate clinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates or whether regulatory authorities will accept our proposed clinical programs. As a result, we may not be able to submit applications to initiate clinical development of the other product candidates we develop on the timelines we expect, if at all, and the submission of these applications may not result in regulatory authorities allowing clinical trials to begin. For example, in August 2020, our IND for INZ-701 for the treatment of ENPP1 Deficiency was placed on clinical hold, until we submitted our final study report for our three-month toxicology studies in mice and non-human primates. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates or cause regulatory authorities to require additional testing before approving any of our product candidates. In addition, results from compassionate use protocols or investigator-sponsored trials may not be confirmed in company-sponsored trials and/or may negatively impact the prospects for our programs.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Because we are developing INZ-701 for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

There are currently no therapies approved to treat ENPP1 or ABCC6 Deficiencies, and there may be no therapies approved to treat the underlying causes of diseases that we attempt to address or may address in the future. As a result, the design and conduct of clinical trials of product candidates for the treatment of these diseases may take longer, be more costly or be less effective as a result of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as change in plasma PPi, which we are evaluating in our Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, and regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results. Any such regulatory authority may require evaluation of additional or different clinical endpoints in our clinical trials or ultimately determine that these clinical endpoints do not support marketing approval. In addition, if we are required to use additional or different clinical endpoints by regulatory authorities, INZ-701 may not achieve or meet such clinical endpoints in our clinical trials.

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

Identifying and qualifying patients to participate in clinical trials for INZ-701 and any other product candidate we develop is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. Because we primarily focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients in future clinical trials of INZ-701 or any other product candidate. ENPP1 Deficiency is estimated to occur in approximately one in 64,000 pregnancies worldwide, and we believe there are approximately 37,000 patients in addressable markets worldwide with ENPP1 Deficiency. In the United States, Europe and Japan, we believe there are approximately 7,800 patients with ENPP1 Deficiency. ABCC6 Deficiency is estimated to afflict approximately one per 25,000 to 50,000 individuals, and we believe there are more than 67,000 patients in addressable markets worldwide with ABCC6 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 Deficiency. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:

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

Further, in response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and updated it in 2021 to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19. On January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

Additionally, if results of our clinical trials reveal undesirable side effects, we, regulatory authorities or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials, regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications or we could be forced to materially modify the design of our clinical trials. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials. For example, one patient from the highest dose cohort (1.8 mg/kg) of our ongoing clinical trial of INZ-701 in adults with ABCC6 Deficiency was withdrawn from the Phase 1 portion of the trial at day 18 due to a moderate adverse event (erythema/urticaria) related to INZ-701. In addition, any treatment-related side effects could result in potential liability claims and may not be appropriately recognized or managed by the treating medical staff.

If we elect or are forced to suspend or terminate any clinical trial of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate revenues from sales of such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business.

Interim topline and preliminary results from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we may publish interim topline or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues or more participant data become available. For example, the topline biomarker, safety, pharmacokinetic and pharmacodynamic data that we have disclosed in connection with our ongoing Phase 1/2 clinical trials of INZ-701 may not be indicative of the full results of those trials obtained upon completion. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We are conducting clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from clinical trials conducted in such locations.

We are conducting clinical trials of INZ-701 outside the United States, including our ongoing Phase 1/2 clinical trial of INZ-701 for the treatment of ENPP1 Deficiency in Europe and Canada and our ongoing Phase 1/2 clinical trial of INZ-701 for the treatment of ABCC6 Deficiency in Europe. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We are aware of a number of companies generally pursuing the development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets. For example, SNF472, a calcification inhibitor, is currently in Phase 3 clinical development for calciphylaxis by Sanifit, which was acquired by Vifor Pharma and is now CSL Vifor. DS-1211, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in Phase 2 clinical development for pseudoxanthoma elasticum by Daiichi Sankyo Company, and CSL Vifor has product candidates in preclinical development for calcification inhibitors.

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

Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. For example, the estimated incidence of ENPP1 Deficiency is approximately one in 64,000 pregnancies worldwide. In the United States, Europe, and Japan we believe there are approximately 7,800 patients with ENPP1 Deficiency. ABCC6 Deficiency is estimated to afflict approximately one per 25,000 to 50,000 individuals, and we believe there are more than 67,000 patients in addressable markets worldwide with ABCC6 Deficiency. In the United States, Europe and other major markets, including Australia, Brazil, Canada, Japan and Russia, we believe there are approximately 20,000 patients with ABCC6 Deficiency. In addition, while we are pursuing marketing approval for ENPP1 Deficiency and ABCC6 Deficiency indications, the FDA may only grant approval for more narrow, specific disease indications that would result in a smaller market than we initially sought.

Because there are currently no products approved for the treatment of our target indications, such as ENPP1 and ABCC6 Deficiencies, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. In addition, while we are pursuing additional diseases of pathologic mineralization and intimal proliferation, including those without a clear genetic basis, such as calciphylaxis or calcifications as a result of end stage kidney disease, we may not receive approval for such indications or such indications may not expand the target population for INZ-701 in an amount sufficient to achieve profitability. Furthermore, if we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

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

There can be no assurance that our product candidates, even if they are approved for sale in the United States, in Europe or in other countries, will be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, or that coverage and an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably.

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

We face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in human clinical trials and use of our product candidate through compassionate use, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the ongoing, planned and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We rely, and expect to continue to rely, on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing Phase 1/2 clinical trials of INZ-701 of ENPP1 Deficiency and ABCC6 Deficiency and any other clinical trials we conduct in the future. We do not plan to independently conduct clinical trials of INZ-701 or any other product candidate that we may develop. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

Our reliance on these third parties for research and development activities reduces our control over these activities but does relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our contract research organizations or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional contract research organizations, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization commences work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. The COVID-19 pandemic and government measures taken in response have also had a significant impact on many contract research organizations. Although we plan to carefully manage our relationships with our contract research organizations, investigators and other third parties, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, financial condition and prospects.

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

Our set of arrangements with Yale provide us with access to certain of Yale’s intellectual property and to Professor Demetrios Braddock’s laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive. Upon the scheduled expiration of the Yale sponsored research agreement in April 2023, we may not be able to renew the research agreement or any renewal could be on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the sponsored research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale sponsored research agreement or decides to devote fewer resources to such activities, our research efforts would be diminished, while our royalty obligations to Yale would continue unmodified.

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

During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Effective trademark protection may not be available or may not be sought in every country in which our products are made available. Any name we propose to use for our products in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA, and such an effort may significantly delay our ability to market our products. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

Filing, prosecuting and defending patents on product candidates and trademark applications for our company name and product names in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization application via the centralized procedure. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

If safe and effective use of any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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
•
the federal transparency requirements under the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will stay in effect through 2031 under the CARES Act, which was signed into law on March 27, 2020. These Medicare sequester reductions were reduced and suspended through June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, it has been delayed by Congress to January 1, 2032.

More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of early 2022, the FDA has resumed inspections of domestic and foreign facilities to ensure timely reviews of applications for medical products. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required. Moreover, on January 30, 2023, the Biden administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates. Regulatory authorities outside the U.S. have adopted or may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). In November 2020 California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut, already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products

A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

As of March 17, 2023, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, owned shares representing approximately 64% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the Nasdaq Global Select Market, an active trading market for our shares may not continue to develop or be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

If securities analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about our business or if they publish negative evaluations of our stock, the price and trading volume of our stock could decline.

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analyst will provide favorable coverage. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provide more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

If a significant portion of our total outstanding shares are sold into the market, the market price of our common stock could drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Holders of a significant portion of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our ability to pay cash dividends is currently restricted by the terms of our Loan Agreement, and future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Holders of Our Common Stock

As of March 17, 2023, there were approximately 61 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business. We do not anticipate paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our Loan Agreement, and future debt financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the twelve months ended December 31, 2022.

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

We have used approximately $61.9 million of the net proceeds from the IPO as of December 31, 2022 to fund clinical development of INZ-701, to fund our preclinical research and development activities, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

Overview

We are a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases impacting the vasculature, soft tissue and skeleton. Through our in-depth understanding of a key biological pathway, we are pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in this critical pathway and that defects in these genes lead to low levels of plasma pyrophosphate, which drives pathologic mineralization, and low levels of adenosine, which drives intimal proliferation. We are initially focused on developing a novel therapy to treat the rare genetic diseases of ENPP1 and ABCC6 Deficiencies.

Our lead product candidate, INZ-701, is a soluble, recombinant, genetically engineered, fusion protein that is designed to correct a defect in a pathway involving ENPP1 and ABCC6 Deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with the inhibition of intimal proliferation, or narrowing and obstruction of blood vessels. We have generated robust proof of concept data in preclinical models demonstrating that INZ-701 prevented pathological calcification and skeletal abnormalities, led to improvements in overall health and survival and prevented intimal proliferation. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency, and rare pediatric disease designation for the treatment of ENPP1 Deficiency.

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in patients with ENPP1 Deficiency. In April 2022, we announced preliminary biomarker, safety and pharmacokinetic data from the 0.2 mg/kg cohort of this trial. In November 2022, we announced the first self-administration of INZ-701 in the open-label Phase 2 portion of the trial. In February 2023, we reported positive topline pharmacokinetic, pharmacodynamic and safety data from this trial. The Phase 2 portion of the trial is currently ongoing in eight patients in North America and Europe. We plan to report interim clinical data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in the third quarter of 2023.

We initiated pivotal trial meetings with the FDA in the first quarter of 2023. We plan to initiate a Phase 1b clinical trial of INZ-701, or the ENERGY-1 trial, to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency in the second quarter of 2023. We are also actively designing a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency and plan to initiate this trial in the third quarter of 2023, subject to receipt of regulatory approval. We anticipate initiating protocol assistance meetings with the EMA in the fourth quarter of 2023.

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. In July 2022, we announced preliminary biomarker, safety and pharmacokinetic data from the 0.2 mg/kg cohort of the Phase 1 dose escalation portion of this trial. Beginning in 2023, self-administration of INZ-701 in the open-label Phase 2 portion of the trial was available. In February 2023, we reported positive topline safety, pharmacodynamic and pharmacokinetic data from this trial. The Phase 2 portion of the trial is currently ongoing in the United States and Europe. We plan to report interim clinical data from the ongoing Phase 1/2 trial on INZ-701 in adults with ABCC6 Deficiency in the fourth quarter of 2023. Subject to regulatory approval and sufficient funding, we plan to initiate a Phase 2/3 clinical trial in patients with ABCC6 Deficiency in 2024.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 Deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of pathologic mineralization and intimal proliferation, including those without a clear genetic basis, such as calciphylaxis or calcifications as a result of end stage kidney disease. In December 2022, the FDA allowed our IND to enable us to evaluate INZ-701 in a clinical trial in patients with end stage kidney disease and calciphylaxis. We plan to initiate a clinical trial in end stage kidney disease patients and we expect data from this trial to inform our development plans in calciphylaxis. We are also exploring the potential for development of a gene therapy for ENPP1 Deficiency.

Our Operations

We have not yet commercialized any products or generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, conducting preclinical studies and early-stage clinical trials, establishing arrangements for the manufacture of INZ-701 and longer term planning for potential commercialization. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, offerings of common stock and pre-funded warrants and borrowings under our loan and security agreement, or our Loan and Security Agreement, with K2 HealthVentures LLC, or K2HV.

Uncertainty remains as to the potential impact of COVID-19 on our future research and development activities and the potential for a material impact on the Company increases the longer the virus impacts certain aspects of economic activity around the world. The full extent to which COVID-19 will directly or indirectly impact our business, results of operations and financial condition, including our ability to activate trial sites, fulfill our clinical trial enrollment needs and initiate planned clinical trials, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets, the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $67.1 million and $56.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $214.8 million.

Our total operating expenses were $68.7 million and $56.6 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur significant expenses for the foreseeable future. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

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

On April 14, 2022, we entered into an underwriting agreement with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering of 16,276,987 shares of our common stock, or the Shares, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses. As of February 2023, all of the pre-funded warrants have been exercised by means of cashless exercise.

On July 25, 2022, we entered into the Loan Agreement with K2HV (which we refer to, together with any other lender from time to time party thereto, as the Lenders), K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans consisting of (subject to certain customary conditions): (i) a first tranche commitment of $25.0 million, of which $5.0 million was funded at closing and of which the remaining $20.0 million was funded at our election on February 15, 2023, or collectively, the First Tranche Commitment, (ii) two subsequent tranche commitments totaling $20.0 million in the aggregate to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, financial, clinical and regulatory milestones relating to INZ-701, and (iii) a fourth tranche commitment of $25.0 million available to be drawn at our option through August 31, 2025, subject to use of proceeds limitations and Lender’s consent in its discretion.

The facility carries a 48-month term with interest only payments for 36 months and then interest and equal principal payments for the next 12 months. The term loan will mature on August 1, 2026 and bears a variable interest rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. We may prepay, at our option, all, but not less than all, of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being prepaid of the term loans, subject to a prepayment premium to which the Lenders are entitled and certain notice requirements. We paid the Lenders certain customary fees and expenses at closing and are required to pay the Lenders additional fees that may be due upon maturity or prepayment such as final payment fees and prepayment fees. As security for its obligations under the Loan Agreement, we granted the Lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. The Lenders may elect, prior to the full repayment of the term loans, to convert up to $5.0 million of outstanding principal of the term loans into shares of our common stock, at a conversion price of $6.21 per share, subject to customary adjustments and 9.99% and 19.99% beneficial ownership limitations.

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

As of December 31, 2022, we had cash, cash equivalents and short-term investments of approximately $127.9 million and we had $5.0 million of outstanding principal indebtedness under our Loan Agreement. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the additional $20.0 million borrowed by us in February 2023 under the Loan Agreement, will enable us to fund our cash flow requirements into the fourth quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency;
•
prepare for, initiate and conduct planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies;
•
conduct research, preclinical and clinical testing of INZ-701 for additional indications;
•
conduct research, preclinical and clinical testing of other product candidates;
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
•
personnel-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees engaged and consultants in research and development functions;
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

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701. We are currently conducting our Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. From inception through December 31, 2022, we have incurred $142.1 million of research and development costs for INZ-701. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we conduct the ongoing clinical trials of INZ-701, prepare for, initiate and conduct planned clinical trials of INZ-701 in patients with ENPP1 and ABCC6 Deficiencies, further scale our manufacturing processes and advance development of INZ-701 for additional indications and potentially additional product candidates.

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
•
scaling up manufacturing processes and capabilities to support our clinical trials of our product candidates;
•
applying for and receiving marketing approvals from applicable regulatory authorities;
•
obtaining and maintaining intellectual property protection and regulatory exclusivity for our product candidates;
•
making arrangements for commercial manufacturing capabilities;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
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

Interest Income, net

Interest income, net consists of income from bank deposits and investments and interest expense related to our Loan Agreement.

Other Expense, net

Other expense, net primarily consists of foreign exchange gains or losses.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Increase (Decrease)
Operating expenses:
Research and development	$47,849	$37,720	$10,129
General and administrative	20,826	$18,926	1,900
Total operating expenses	68,675	56,646	12,029
Loss from operations	(68,675)	(56,646)	12,029
Other income (expense):
Interest income, net	1,933	211	1,722
Other expense, net	(319)	(189)	(130)
Other income, net	1,614	22	1,592
Net loss	$(67,061)	$(56,624)	$10,437

Research and Development Expense

Research and development expense increased by $10.1 million to $47.8 million for the year ended December 31, 2022 from $37.7 million for the year ended December 31, 2021. The increase in research and development expense was primarily attributable to an increase in clinical trial costs due to the progression of the clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, costs for consultants to support our ongoing trials, and personnel-related costs, partially offset by a decrease in research costs.

We expect that our research and development expenses will increase for the foreseeable future as we conduct clinical trials of INZ-701, prepare for, initiate and conduct planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, further scale our manufacturing processes and advance development of INZ-701 for additional indications or potentially additional product candidates.

General and Administrative Expense

General and administrative expense increased by $1.9 million to $20.8 million for the year ended December 31, 2022 from $18.9 million for the year ended December 31, 2021. The increase in general and administrative expense was primarily due to an increase in personnel costs. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur costs in connection with being a public company.

Interest Income, net

Interest income, net increased by $1.7 million to $1.9 million for the year ended December 31, 2022 from $0.2 million for the year ended December 31, 2021. The increase was primarily attributable to higher interest rates and a larger cash balance on which we are earning interest in the year compared to the year ended December 31, 2021, partially offset by interest expense of $0.3 million from borrowings under our Loan Agreement.

Other Expense, net

Other expense, net, consisting primarily of unrealized loss on marketable securities, increased by $0.1 million to a net expense of $0.3 million for the year ended December 31, 2022 from a net expense of $0.2 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, offerings of common stock and pre-funded warrants and borrowings under our Loan Agreement. Through December 31, 2022, we had received net cash proceeds of approximately $299.8 million from sales of our convertible preferred stock, common stock, and pre-funded warrants, after deducting underwriting discounts and commissions and offering expenses, and proceeds from the issuance of long-term debt, net of issuance costs.

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, or the Registration Statement, which was declared effective on August 23, 2021. Under the Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. To date, we have not sold any securities under the Open Market Sale Agreement.

In April 2022, we closed an underwritten offering in which we sold 16,276,987 shares of common stock and pre-funded warrants to purchase 3,523,013 shares of common stock under the Registration Statement. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

In July 2022, we entered into a Loan Agreement with the Lenders, which provides up to $70.0 million principal in term loans consisting of (subject to certain customary conditions): (i) a First Tranche Commitment of $25.0 million, of which $5.0 million was funded at closing and of which the remaining $20.0 million was funded at our election in February 2023, (ii) two subsequent tranche commitments totaling $20.0 million in the aggregate to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, financial, clinical and regulatory milestones relating to INZ-701, and (iii) a fourth tranche commitment of $25.0 million available to be drawn at our option through August 31, 2025, subject to use of proceeds limitations and Lender’s consent in its discretion. Additional information on the Loan Agreement is described in Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of approximately $127.9 million. In February 2023, we elected to draw down the remaining $20.0 million of the First Tranche Commitment under the Loan Agreement. Immediately following this $20.0 million drawdown, $45.0 million of borrowing capacity remained available under the Loan Agreement, subject to the terms and conditions set forth therein.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents and short-term investments at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$32,915	$23,316
Short-term investments	94,951	$88,485
Total cash, cash equivalents, and short-term investments	$127,866	$111,801

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(57,761)	$(48,153)
Net cash (used in) provided by investing activities	(5,403)	42,796
Net cash provided by financing activities	72,788	609
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,624	$(4,748)

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital.

Net cash used in operating activities was $57.8 million for the year ended December 31, 2022 compared to $48.2 million for the year ended December 31, 2021. The increase in cash used in operating activities of $9.6 million was attributable to the increase in our net loss adjusted for non-cash items of $11.5 million, offset by changes in operating assets and liabilities of $1.9 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $5.4 million for the year ended December 31, 2022 compared to $42.8 million of net cash provided by investing activities for the year ended December 31, 2021. In the year ended December 31, 2022, purchases of marketable securities of $152.0 million were offset by $147.0 million in maturities of investments. In the year ended December 31, 2021, $122.0 million of investments were offset by $165.2 million in maturities of investments. We also had cash outflows of $0.4 million related to the purchase of property and equipment in each of the years ended December 31, 2022 and 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $72.8 million for the year ended December 31, 2022 reflects the cash proceeds from the issuance of common stock and pre-funded warrants in our underwritten offering in April 2022, proceeds from the issuance of long-term debt in July 2022, proceeds from the exercise of stock options, and proceeds from the issuance of common stock under the employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2021 of $0.6 million reflects cash proceeds from the exercise of stock options.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidate we develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities. In addition, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

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

As of December 31, 2022, we had cash, cash equivalents and short-term investments of approximately $127.9 million and we had $5.0 million of outstanding principal indebtedness under our Loan Agreement. In February 2023, we elected to draw down the remaining $20.0 million of the First Tranche Commitment under the Loan Agreement. We believe that our existing cash, cash equivalents and short-term investments as of December 31, 2022, together with the additional $20.0 million borrowed by us in February 2023 under the Loan Agreement, will enable us to fund our cash flow requirements into the fourth quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. In addition, market instability and volatility, high level of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than under our Loan Agreement. Our ability to borrow under the Loan Agreement is subject to our satisfaction of specified conditions and lender discretion. To the extent that we raise additional capital through the sale of equity or convertible debt securities or the extent the Lenders elect to convert a portion of their outstanding principal into shares of our common stock or elect to purchase up to $5 million of shares of our common stock pursuant to the Loan Agreement, the ownership interests of our stockholders will be diluted, and the terms of any new securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional indebtedness, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments or declaring dividends. The covenants under our Loan Agreement and the pledge of our assets as collateral limit our ability to take specific actions, including obtaining additional financing.

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

We have entered into a license agreement with Yale under which we are responsible to pay annual license maintenance fees, milestone payments and royalties. The amount, timing and likelihood of such milestone and royalty payments are not known. We have also entered into a sponsored research agreement with Yale under which we agreed to provide research support funding in the aggregate amount of $2.5 million over the six and a half year period from contract inception through April 2023. Additional information about these arrangements can be found in Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We have a Loan Agreement with K2HV under which we have borrowed $25.0 million as of the date of this Annual Report on Form 10-K. We are obligated to make interest only payments for the first 36 months and then interest and equal principal payments through the maturity date, August 1, 2026. The loan bears a variable interest rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. Additional information about the Loan Agreement and our commitments under it can be found in Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, our cash equivalents consisted primarily of short-term money market funds. As of December 31, 2022, our short-term investments consisted of commercial paper, and U.S. Treasury securities with maturities of less than one year. As of December 31, 2021, our short-term investments consisted of commercial paper, U.S. Treasury securities and U.S. government agency debt securities with maturities of less than one year. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2022, the aggregate principal amount outstanding under the Loan Agreement was $5.0 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. We borrowed an additional $20.0 million under the Loan Agreement in February 2023. The interest rate as of December 31, 2022 was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 and 2021.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Inozyme Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inozyme Pharma, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 22, 2023

INOZYME PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$32,915	$23,316
Short-term investments	94,951	88,485
Prepaid expenses and other current assets	3,527	3,541
Total current assets	131,393	115,342
Property and equipment, net	2,018	2,383
Right-of-use assets	1,620	2,053
Other assets	354	354
Prepaid expenses, net of current portion	3,810	3,409
Total assets	$139,195	$123,541
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,544	$2,394
Accrued expenses	11,355	8,508
Operating lease liabilities	816	731
Total current liabilities	14,715	11,633
Operating lease liabilities, net of current portion	1,823	2,640
Long term debt, net	4,139	—
Other long term liabilities	124	—
Total liabilities	20,801	14,273
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value - 5,000,000 shares authorized at December 31, 2022 and December 31, 2021; No shares issued and outstanding at December 31, 2022 or December 31, 2021	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at December 31, 2022 and December 31, 2021; 40,394,363 shares issued and outstanding at December 31, 2022 and 23,668,747 shares issued and outstanding at December 31, 2021	4	2
Additional paid in-capital	333,356	256,948
Accumulated other comprehensive (loss) income	(205)	18
Accumulated deficit	(214,761)	(147,700)
Total stockholders’ equity	118,394	109,268
Total liabilities and stockholders’ equity	$139,195	$123,541

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$47,849	$37,720
General and administrative	20,826	18,926
Total operating expenses	68,675	56,646
Loss from operations	(68,675)	(56,646)
Other income (expense):
Interest income, net	1,933	211
Other expense, net	(319)	(189)
Other income, net	1,614	22
Net loss	$(67,061)	$(56,624)
Other comprehensive (loss) income:
Unrealized (losses) on available-for-sale securities	(198)	(4)
Foreign currency translation adjustment	(25)	20
Total other comprehensive (loss) income	(223)	16
Comprehensive loss	$(67,284)	$(56,608)
Net loss attributable to common stockholders—basic and diluted	$(67,061)	$(56,624)
Net loss per share attributable to common stockholders—basic and diluted	$(1.78)	$(2.40)
Weighted-average common shares outstanding—basic and diluted	37,763,168	23,558,306

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2020	23,384,969	$2	$249,175	$2	$(91,076)	$158,103
Stock-based compensation	—	—	7,164	—	—	7,164
Exercise of stock options	283,778	—	609	—	—	609
Comprehensive income:						—
Unrealized loss on investments	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	20	—	20
Net loss	—	—	—	—	(56,624)	(56,624)
Balance at December 31, 2021	23,668,747	$2	$256,948	$18	$(147,700)	$109,268
Stock-based compensation	—	—	$7,672	—	—	7,672
Exercise of stock options	210,977	—	359	—	—	359
Issuance of common stock, net of issuance costs	16,276,987	2	56,135	—	—	56,137
Issuance of pre-funded warrants, net of issuance costs	—	—	12,150	—	—	12,150
Exercise of pre-funded warrants	197,240	—	—	—	—	—
Shares purchased in employee stock purchase plan	40,412	—	92	—	—	92
Comprehensive loss:						—
Unrealized loss on investments	—	—	—	(198)	—	(198)
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(67,061)	(67,061)
Balance at December 31, 2022	40,394,363	$4	$333,356	$(205)	$(214,761)	$118,394

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(67,061)	$(56,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	744	674
Loss on disposal of fixed assets	17	—
Stock-based compensation expense	7,672	7,164
Amortization of premiums and discounts on marketable securities	(1,671)	170
Reduction in the carrying value of right-of-use assets	433	378
Non-cash interest expense and amortization of debt issuance costs	93	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14	(259)
Accounts payable	150	(675)
Accrued expenses	2,857	1,871
Operating lease liabilities	(732)	(626)
Prepaid expenses - noncurrent	(401)	(226)
Other Long term liabilities	124	—
Net cash used in operating activities	(57,761)	(48,153)
Investing activities
Purchases of marketable securities	(151,993)	(121,967)
Maturities of marketable securities	147,000	165,160
Purchases of property and equipment	(410)	(397)
Net cash (used in) provided by investing activities	(5,403)	42,796
Financing activities
Net proceeds from issuance of common stock	56,137	—
Net proceeds from issuance of pre-funded warrants	12,150	—
Net proceeds from issuance of long-term debt	4,050	—
Proceeds from exercise of stock options	359	609
Proceeds from issuance of common stock for cash under employee stock purchase plan	92	—
Net cash provided by financing activities	72,788	609
Net increase (decrease) in cash, cash equivalents and restricted cash	9,624	(4,748)
Effect of foreign currency exchange rate in cash	(25)	24
Cash, cash equivalents and restricted cash at beginning of period	23,670	28,394
Cash, cash equivalents and restricted cash at end of period	$33,269	$23,670
Supplemental cash flow information:
Cash and cash equivalents	$32,915	$23,316
Restricted cash	354	354
Cash, cash equivalents and restricted cash at end of period	$33,269	$23,670
Property and equipment unpaid at end of period	$14	$12
Right-of-use asset at adoption of Topic 842	$—	$2,431
Operating lease liabilities at adoption of Topic 842	$—	$3,997
Cash paid for interest	$(170)	$—

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

Through the Company’s in-depth understanding of a key the biological pathway, the Company is pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in this critical pathway and that defects in these genes lead to low levels of plasma pyrophosphate, which drives pathologic mineralization, and low levels of adenosine, which drives intimal proliferation. The Company is initially focused on developing a novel therapy to treat rare genetic diseases of ENPP1 and ABCC6 Deficiencies.

The Company’s lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct a defect in a pathway involving ENPP1 and ABCC6 Deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with inhibition of intimal proliferation, or narrowing and obstruction of blood vessels.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through December 31, 2022, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development. The Company incurred net losses of $67.1 million and $56.6 million in the years ended December 31, 2022 and 2021, respectively, and had an accumulated deficit of $214.8 million as of December 31, 2022. The Company had cash, cash equivalents, and short-term investments of $127.9 million as of December 31, 2022.

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

The Company believes that its cash, cash equivalents, and short-term investments as of December 31, 2022, together with the $20.0 million borrowed in February 2023 under the Loan Agreement, will be sufficient to fund its cash flow requirements for at least twelve months from the date of filing this Annual Report on Form 10-K. Management’s expectations with respect to its ability to fund current and long term planned operations are based on estimates that are subject to risks and uncertainties. The Company will need additional funding to support its planned operating activities. However, there is no guarantee that any financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

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

Use of Estimates

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and judgments are based on historical information and other market-specific or various relevant assumptions, including, in certain circumstances, future projections that management believes to be reasonable under the circumstances. Actual results could differ materially from estimates. Significant estimates and assumptions are used for, but not limited to the accruals for research and development expenses. The Company evaluates its estimates and assumptions on an ongoing basis. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Concentration of Credit Risk, Significant Suppliers, and Off-Balance Sheet Risk

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

The Company is dependent on third-party manufacturers and contract research organizations, or CROs, to supply product candidates and provide services for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. The Company also relies on CROs to conduct its clinical trials. The Company’s programs could be adversely affected if a third-party manufacturer or a CRO is unable to successfully carry out their contractual obligations or meet expected deadlines. If a third-party manufacturer or a CRO needs to be replaced, the Company may not be able to complete its program development on its anticipated timelines and the Company may incur additional expenses as a result, which could be significant.

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

Short-Term and Long-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value on the balance sheet, with unrealized gains and losses on marketable securities, if any, reported as a component of accumulated other comprehensive (loss) income. Realized gains and losses are calculated based on the specific-identification method and are recorded as a component of interest income. There have been no realized gains and losses for the years ended December 31, 2022 and 2021. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Marketable securities with a maturity date of one year or less from the balance sheet date are classified by the Company as short-term investments. Marketable securities with a maturity date of greater than one year from the balance sheet date are classified as long-term investments and are available to fund operations as needed. As of December 31, 2022, the Company did not have any long-term investments. In accordance with the

Company’s investment policy, at the time of purchase, the final maturity of each security within the portfolio shall not exceed 18 months and the weighted average maturity of the portfolio will be no greater than 12 months.

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

Impairment of Long-lived Assets

As required under the applicable accounting guidance, the Company periodically reevaluates the original assumptions and rationale used in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the years ended December 31, 2022 and 2021.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee and non-employee stock option grants recognized over the requisite service period of the awards on a straight-line basis. For service-based awards that are subject to graded vesting, the Company has elected to recognize compensation expense on a straight-line basis. The Company has elected to recognize forfeitures as they occur.

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

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets at December 31, 2022 or 2021. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized any interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

Leases

The Company adopted ASU 2016-02, Leases (“Topic 842”) on January 1, 2021. Topic 842 allows the Company to elect a package of practical expedients, which provide that an entity need not reassess: (i) whether any expired or existing contracts are or contain leases; (ii) the lease classification for any expired or existing leases; and (iii) any initial direct costs for any existing leases. Another practical expedient allows the Company to use hindsight in determining the lease term when considering lessee options to extend or terminate the lease and to purchase the underlying asset. The Company has elected to utilize this package of practical expedients and has not elected the hindsight methodology in its implementation of Topic 842.

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

As all the existing leases subject to Topic 842 were previously classified as operating leases by the Company, they were similarly classified as operating leases under Topic 840, Leases, prior to adoption of Topic 842.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases recorded on its consolidated balance sheet as of December 31, 2022 and 2021.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred issuance costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not have any deferred issuance costs recorded at December 31, 2022 or December 31, 2021.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is comprised of the Company’s net loss, unrealized gains and losses on the Company’s investments and foreign currency translation adjustment and is presented within the consolidated statements of operations and comprehensive loss.

Foreign Currency Transactions

The Company maintains foreign bank accounts denominated in euros and Swiss francs and enters into transactions which are denominated in various currencies. Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, recorded monetary balances denominated in foreign currencies are adjusted to US dollars using the period-end rates of exchange. Exchange gains and losses arising from the translation of foreign currency items are included in other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company recognized a net foreign exchange gain of $18 thousand and a net foreign exchange loss of $26 thousand for the years ended December 31, 2022 and 2021, respectively.

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

Emerging Growth Company Status

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. As an EGC, the Company can elect to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company will remain an EGC until December 31, 2025, although if the market value of the Company’s common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if the Company has annual gross revenues of $1.235 billion or more in any fiscal year, the Company would cease to be an EGC as of December 31 of the applicable year. The Company would also cease to be an EGC if it issued more than $1 billion of non-convertible debt over a three-year period.

Debt and Debt Issuance Costs

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability. Debt issuance costs represent legal and other direct costs incurred in connection with the Company’s term loan under the Loan Agreement. These costs are amortized as a non-cash component of interest expense using the effective interest method over the term of the loan. Any final payments are included in the cash flows to determine the effective interest rate and are recognized using the effective interest method over the term of the loan.

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

If warrants do not meet liability classification under ASC 480-10, the Company assesses the requirements under ASC 815-40, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815-40, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable US GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. Equity classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). ASU 2020-01 clarifies the application of the measurement alternative to transactions that require an entity to apply or discontinue the equity method, and whether certain forward contracts and purchased options on equity securities are in the scope of ASC 321. The Company adopted this standard effective January 1, 2022. There was no material impact to the Company's financial statements upon adoption.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). In addition, it allows entities to make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The Company adopted this standard effective January 1, 2022. There was no material impact to the Company's financial statements upon adoption.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 addresses the diversity in practice in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity-classified after modification or exchange. Under the guidance, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt or for other reasons. The Company adopted this standard effective January 1, 2022. There was no material impact to the Company's financial statements upon adoption.

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

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	December 31, 2022
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,451	$4	$(119)	$78,336
U.S. Treasury securities	1 year or less	16,698	—	(83)	16,615
		$95,149	$4	$(202)	$94,951

	December 31, 2021
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,456	$5	$(3)	$78,458
U.S. Treasury securities	1 year or less	5,025	—	—	5,025
U.S. government agency debt securities	1 year or less	5,002	—	—	5,002
		$88,483	$5	$(3)	$88,485

The Company concluded that the declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of December 31, 2022 and December 31, 2021. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At December 31, 2022	At December 31, 2021
Interest receivable	$115	$62
Prepaid insurance	1,293	1,728
Prepaid research studies	1,397	1,190
Prepaid other	722	561
Total	$3,527	$3,541

Noncurrent prepaid expenses consisted of the following (dollar amounts in thousands):

	At December 31, 2022	At December 31, 2021
Prepaid clinical trial and other	$3,810	$3,409
	$3,810	$3,409

Property and equipment consisted of the following (dollar amounts in thousands):

	At December 31, 2022	At December 31, 2021
Laboratory equipment and manufacturing equipment	$805	$591
Furniture and fixtures	258	258
Computer equipment and software	558	440
Leasehold improvements	2,129	2,095
	3,750	3,384
Less accumulated depreciation	(1,732)	(1,001)
Total	$2,018	$2,383

Depreciation expense for the years ended December 31, 2022 and 2021 totaled $744 thousand and $674 thousand, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At December 31, 2022	At December 31, 2021
Payroll and related liabilities	$2,799	$2,379
Professional fees	746	727
Research and development costs	7,066	5,066
Other	744	336
Total	$11,355	$8,508

The Company had $0.4 million of restricted cash at December 31, 2022 and December 31, 2021. This amount is included in the "other assets" line item on the balance sheets.

5. Fair Value Measurement

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$26,587	$26,587	$—	$—
Commercial paper	78,336	—	78,336	—
U.S. Treasury securities	16,615	16,615	—	—
Total assets	$121,538	$43,202	$78,336	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$14,302	$14,302	$—	$—
Commercial paper	78,457	—	78,457	—
U.S. Treasury securities	5,026	5,026	—	—
U.S. government agency debt securities	5,002	—	5,002	—
Total assets	$102,787	$19,328	$83,459	$—

There have been no transfers between fair value levels during the years ended December 31, 2022 and December 31, 2021.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. For the years ended December 31, 2022 and 2021, the Company incurred a total of $0.1 million and $0.1 million, respectively, in license maintenance fees to Yale. The Company is required to pay Yale up to $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the "Sponsored Research Agreement"), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five year period from contract inception through December 2021. The Sponsored Research Agreement was amended in February 2022, under which the contract was extended through June 30, 2022 subject to the terms of the existing agreement. The Sponsored Research Agreement was amended again in May 2022, under which the contract was extended through April 2023 with approximately $0.1 million of Company-provided research support funding for such extended period. The Company recorded research and development expenses associated with this arrangement of $0.1 million and $0.5 million in the years ended December 31, 2022 and 2021, respectively.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases of office and laboratory space as of December 31, 2022:

•
An operating lease for 8,499 square feet of office space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years; and
•
An operating lease for 6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025.

Both leases are subject to yearly rent escalations. In connection with the Company’s leases of office space and laboratory space, the Company provided security deposits to the landlords in the form of letters of credit totaling $0.4 million. The cash collateralizing the letters of credit is included in restricted cash in the accompanying balance sheets as of December 31, 2022 and December 31, 2021.

Upon the adoption of Topic 842, the Company determined that the identified leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the lease. As such, the Company calculated the incremental borrowing rate based on the remaining lease terms as of January 1, 2021. At January 1, 2021, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.0% and 5.0 years, respectively. At December 31, 2022, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8.0% and 2.9 years, respectively.

During the year ended December 31, 2022, cash paid for amounts included for the measurement of lease liabilities was $0.9 million and the Company recorded operating lease expense of $0.7 million. During the year ended December 31, 2021, cash paid for amounts included for the measurement of lease liabilities was $0.9 million and the Company recorded operating lease expense of $0.7 million.

Future lease payments under non-cancelable leases as of December 31, 2022 are as follows (dollar amounts in thousands):

Year Ending December 31,
2023	992
2024	1,016
2025	944
Thereafter	—
$2,952

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2022 or December 31, 2021.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the years ended December 31, 2022 and 2021.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time, the “Lenders”), K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing and borrowed the remaining $20.0 million available under the first tranche commitment in February 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate are available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent in its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026. The Company is obligated to make interest only payments for the first 36 months and then interest and equal principal payments through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of December 31, 2022, was 9.60% based upon an increase in the prime rate in December 2022. The Company has the option to prepay all, but not less than, the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee is 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the amounts borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional

5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of December 31, 2022, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company ("Lender Expenses"). At December 31, 2022, the carrying value of the Loan Agreement approximates the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan on the Company’s consolidated balance sheet at December 31, 2022:

December 31, 2022
(in thousands)
Gross proceeds	$5,000
Unamortized debt issuance costs	(861)
Carrying value	$4,139

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of December 31, 2022 are as follows (dollar amounts in thousands):

Fiscal Year
2023	$—
2024	—
2025	1,617
2026	3,695
Total	$5,312

The future principal payments by fiscal year above do not reflect the additional borrowing of $20 million under the first tranche commitment in February 2023. Principal payments related to this additional borrowing are $6.4 million in 2025 and $14.8 million in 2026.

9. Stockholders’ Equity

April 2022 Underwritten Offering

On August 11, 2021, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021, (the "Registration Statement"). Under the Registration Statement, the Company may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. On April 14, 2022, the Company entered into an underwriting agreement with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering under the Registration Statement of 16,276,987 shares of the Company’s common stock (the "Shares") and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Warrants must be exercised by means of a cashless exercise. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

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

The pre-funded warrants are classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, such pre-funded warrants do not provide any guarantee of value or return. As of December 31, 2022, 197,251 pre-funded warrants have been exercised by means of cashless exercise in exchange for the issuance of 197,240 shares of the Company's common stock. In February 2023, the remaining 3,325,762 pre-funded warrants were exercised by means of cashless exercise in exchange for the issuance of 3,325,644 shares of the Company's common stock.

Open Market Sale Agreement

In connection with the filing of the Registration Statement on August 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. During the years ended December 31, 2022 and 2021, the Company did not sell any securities under the Open Market Sale Agreement.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. No more than 1,588,315 shares of the Company’s common stock may be granted subject to incentive stock options under the 2020 Plan. As of December 31, 2022, 412,252 shares of common stock remain available for future issuance under the 2020 Plan. On January 1, 2023 and 2022, the number of shares of common stock reserved under the 2020 Plan was increased by 1,615,774 shares and 946,749 shares, respectively.

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2021:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2021	3,582,613	$10.63	8.32	$7,428
Granted	1,872,569	4.68
Exercised	(210,977)	1.70
Forfeited	(556,394)	11.68
Outstanding at December 31, 2022	4,687,811	$8.53	8.06	$18
Exercisable at December 31, 2022	2,231,996	$9.26	7.28	$18
Vested and expected to vest at December 31, 2022	4,687,811	$8.53	8.06	$18

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2022 and 2021 was $3.45 per share and $12.86 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $0.5 million and $3.0 million, respectively.

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

	Years Ended December 31,
	2022	2021
Risk-free interest rate range	1.59% to 4.30%	0.48% to 1.37%
Dividend yield	0%	0%
Expected term of options (years)	5.08 to 6.48	5.37 to 6.48
Volatility rate range	84.50% to 87.15%	88.41% to 91.19%

Expected Term—The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term, which calculates the expected term as the average time-to-vesting and the contractual life of the options for stock options issued to participants.

Expected Volatility—Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available. The Company expects to continue using this approach until such time as it has adequate historical data regarding the volatility of its own traded stock price.

Risk-Free Interest Rate—The risk-free rate assumption is based on U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected Dividend—The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid any dividends to date and does not intend to pay dividends.

Fair Value of Common Stock —Following the Company's initial public offering, the fair value of the Company’s common stock has been determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the grant date, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $7.7 million and $7.2 million, respectively.

The fair value of shares vested for the years ended December 31, 2022 and 2021 was $9.0 million and $6.5 million, respectively.

The total unrecognized compensation cost related to outstanding employee option awards as of December 31, 2022 was $11.8 million and is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provided participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will increase each January 1 through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (3) an amount determined by the Company’s board of directors. On January 1, 2023 and 2022, the number of shares of common stock reserved under the ESPP was increased by 397,079 shares and 236,687 shares, respectively. The Company activated its first six month offering period under the ESPP on April 1, 2022. A second six month offering period began on October 1, 2022. As of December 31, 2022, 40,412 shares have been purchased by employees under the ESPP.

10. Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded pre-tax net losses of $67.1 million and $56.6 million, respectively. Since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax provision for the years ended December 31, 2022 and 2021.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal income tax at statutory rate	21.0%	21.0%
Permanent differences	(1.6)	(1.6)
State income tax, net of federal benefit	5.4	5.4
Federal and state research and development tax credits	5.5	6.8
Valuation allowance	(30.3)	(31.6)
Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are comprised of the following (dollar amounts in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$36,144	$31,110
Research and development credits	9,220	5,268
Stock options	1,604	833
Accrued expenses	758	490
Amortization	3,899	4,194
Lease liability	688	875
Capitalized R&E expenditures	10,467	—
Other	297	96
Gross deferred tax assets	63,077	42,866
Less: Valuation allowance	(62,468)	(42,056)
Net deferred tax assets	609	810
Deferred tax liabilities:
Depreciation of fixed assets	(184)	(277)
Right of use assets	(422)	(533)
Other	(3)	—
Gross deferred tax liabilities	(609)	(810)
Non-current net deferred tax assets (liabilities)	—	—

As of December 31, 2022, the Company had gross federal operating loss carryforwards of $139.8 million, which may be available to offset future taxable income. Of the federal operating loss carryforwards, $5.6 million begin to expire in 2037 and $134.2 million do not expire. As of December 31, 2022, the Company had gross state operating loss carryforwards of $108.8 million, which may be available to offset future taxable income and which begin to expire in 2037.

As required by FASB ASC Topic 740, Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $62.5 million and $42.1 million has been established at December 31, 2022 and December 31, 2021, respectively. The increase in the valuation allowance of $20.4 million during 2022 was primarily due to the increase in net operating loss generated by the Company.

The Company also has federal and state research and development credit carryforwards totaling $9.4 million as of December 31, 2022. The federal research and development credit carryforwards will begin to expire in 2037, unless previously utilized. The state research and development credit carryforwards will begin to expire in 2042, unless previously utilized. The Company has generated research credits, but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the

Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act ("TCJA") changed the treatment of research and experimental ("R&E") expenditures under Section 174 of the United States Internal Revenue Code (the "Internal Revenue Code"). Prior to the TCJA being effective, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and requires Section 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Section 174 expenses will be capitalized and amortized over a 15-year period.

The Company’s ability to use its net operating loss carryforwards (“NOLs”) and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the Internal Revenue Code. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of NOLs which could be used annually to offset future taxable income. The Company has not yet conducted an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Under the TCJA, the use of federal NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income and NOLs arising in taxable years ending after December 31, 2017 may not be carried back (though any such NOLs may be carried forward indefinitely).

The Company establishes reserves for uncertain tax positions based on management’s assessment of exposures associated with tax positions taken on tax return filings. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company does not have any reserves for uncertain tax positions as of December 31, 2022 and any change in position would result in a change in the valuation allowance maintained against its net deferred tax assets.

Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2022, the Company had no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

11. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss attributable to common stockholders—basic and diluted	$(67,061)	$(56,624)
Net loss per share attributable to common stockholders—basic and diluted	$(1.78)	$(2.40)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	37,763,168	23,558,306

The Company has generated a net loss in all periods presented, therefore the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. Since the shares underlying the pre-funded warrants are issuable for nominal consideration, they are considered outstanding for both basic and diluted earnings per share from the date of issuance. The Company excluded the following potential dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	4,687,811	3,582,613
	4,687,811	3,582,613

12. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. Effective January 1, 2021, the Company implemented a matching policy under which the Company matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s base salary and bonus paid during the year. For the year ended December 31, 2022, the Company made employer contributions to the 401(k) plan totaling $0.3 million. For the year ended December 31, 2021 the Company made employer contributions to the 401(k) plan totaling $0.2 million.

13. Related Party Transactions

On May 6, 2021, the Company entered into an amended and restated consulting agreement (the “Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), pursuant to which Danforth, in addition to providing finance, accounting and administrative functions, provided interim chief financial officer services provided to the Company by Stephen J. DiPalma, Managing Director of Danforth. The Company paid Danforth an agreed upon hourly rate for such services and reimbursed Danforth for expenses. The Consulting Agreement may be terminated by the Company or Danforth with cause, upon 30 days prior written notice, and without cause, upon 60 days prior written notice. Mr. DiPalma ceased serving as the Company's interim chief financial officer on March 21, 2022 in connection with the appointment of Sanjay S. Subramanian as the Company's Chief Financial Officer. The Company incurred $0.4 million of expense for services provided by Danforth during the time Mr. DiPalma was the Company's Interim CFO in 2022. The Company paid $0.4 million of expense for services provided by Danforth for the year ended December 31, 2021.

In addition, on May 17, 2021, the Company granted Mr. DiPalma an option to purchase 15,000 shares of the Company’s common stock (the “Option”) under the Company’s 2020 Stock Incentive Plan at an exercise price of $15.90. The shares underlying the Option vested in full in 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies".

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Chief Executive Officer Appointment and Resignation

On March 21, 2023, the Board of Directors (the “Board”) of Inozyme Pharma, Inc. (the “Company”) appointed Douglas Treco, the Company’s Chairman of the Board, as Chief Executive Officer, effective as of April 1, 2023 (the “Effective Date”).

Dr. Treco will succeed Axel Bolte whose retirement and resignation as President and Chief Executive Officer will be effective as of the Effective Date. Following his resignation, Mr. Bolte will continue to serve on the Board and also act a senior advisor in a consulting capacity to the Company. Reinaldo Diaz will assume the role of lead independent director effective as of the Effective Date.

Employment Agreement with Dr. Treco

Dr. Treco, age 65, has served as the Chairman of the Board since May 2020. From April 2021 to April 2022, Dr. Treco was chief executive officer of Alchemab Therapeutics, a biopharmaceutical company. Dr. Treco co-founded Ra Pharmaceuticals, Inc. (“Ra Pharma”), a biopharmaceutical company, in 2008, which was acquired by UCB S.A. in April 2020. He served as the president and chief executive officer of Ra Pharma from June 2008 to July 2020. Dr. Treco served as an entrepreneur-in-residence with Morgenthaler Ventures, a venture capital firm, from January 2008 to May 2014. Dr. Treco co-founded Transkaryotic Therapies, Inc., a biopharmaceutical company, in 1988, which was acquired in 2005 by Shire plc. Dr. Treco served as a visiting scientist in the Department of Molecular Biology at Massachusetts General Hospital and as a lecturer in genetics at Harvard Medical School from 2004 to 2007. Dr. Treco currently serves on the board of directors of CRISPR Therapeutics AG and is a scientific advisor to Lightstone Ventures. Dr. Treco served on the board of directors of Ra Pharma from June 2008 to April 2020 and the board of directors of Alchemab Therapeutics from April 2021 to April 2022. Dr. Treco received a B.A. in Biology from the University of Delaware and a Ph.D. in biochemistry and molecular biology from the State University of New York, Stony Brook, and performed post-doctoral research at the Salk Institute for Biological Studies and Massachusetts General Hospital.

In connection with his appointment, on March 21, 2023, Dr. Treco entered into an employment agreement with the Company (the “Treco Employment Agreement”). Pursuant to the Treco Employment Agreement, Dr. Treco will be paid an annual base salary of $500,000 and receive a signing bonus of $7,500. Following the end of each calendar year, Dr. Treco will be eligible to receive a discretionary retention and performance bonus with a target of 55% of his then gross base pay actually earned during the applicable calendar year based upon the Board’s assessment of his performance and the Company’s performance. The Company will grant Dr. Treco an option to purchase 800,000 shares of the Company’s common stock (the “Option”) under the Company’s 2020 Stock Incentive Plan (the “Plan”), effective as of the Effective Date. The Option will have an exercise price equal to the closing price of the Company’s common stock on the Effective Date. The Option will vest and become exercisable as to 2.0833% of the shares subject to the Option at the end of each successive one-month period following the Effective Date until the fourth anniversary of the Effective Date. The Company will also grant Dr. Treco a restricted stock unit award with respect to 100,000 shares of the Company’s common stock (the “RSU”) under the Plan, effective as of the Effective Date. The RSU will vest and become exercisable as to 25% of the shares underlying the RSU on each anniversary of the Effective Date until the fourth anniversary of the Effective Date.

Under the Treco Employment Agreement, Dr. Treco is entitled, subject to his execution and nonrevocation of a release of claims in the Company’s favor and his continued compliance with certain restrictive covenants, in the event of the termination of his employment by the Company without cause or by him for good reason, and such termination does not take place during the 60-day period prior to a change in control or the 12-month period following a change in control, each as defined in the Treco Employment Agreement, to (i) continued payment of his then-current annual base salary for a period of 12 months following the date his release of claims becomes effective, (ii) continued payment by the Company of its share of the COBRA premiums for health benefit coverage for a period of up to 12 months following the date that his employment with the Company is terminated, and (iii) payment, in a lump sum on the date the first installment of severance pay is paid, of a pro-rata portion of his annual discretionary bonus, if any, that the Board determines he would have received during the applicable calendar year until his date of termination. In addition, the Option and the RSU will vest with respect to the number of shares subject to such equity awards that would have vested within the one-year period following Dr. Treco’s termination had he remained employed with the Company during such period.

In the event that Dr. Treco’s employment is terminated by the Company without cause or by him with good reason during the 60-day period prior to a change in control or the 12-month period following a change in control, as defined in the Treco Employment Agreement, Dr. Treco will be entitled, subject to his execution and nonrevocation of a release of claims in the Company’s favor and his continued compliance with certain restrictive covenants, to (i) continued payment of his then-current annual base salary for a period of 18 months following the date his release of claims becomes effective, (ii) continued payment by the Company of its share of the COBRA premiums for health benefit coverage for a period of up to 18 months following the date that his employment with the Company is terminated, and (iii) payment of 150% of his annual target discretionary bonus amount for the year in which the termination occurs in a lump sum on the date the first installment of severance pay is paid. In addition, Dr. Treco will be entitled to full acceleration of vesting of all outstanding and unvested stock options and other equity awards that vest solely based on continued service.

As an employee of the Company, Dr. Treco will not receive any additional compensation for his service on the Board.

Transition and Separation Agreement with Mr. Bolte

On March 21, 2023, the Company entered into a transition and separation letter agreement with Mr. Bolte (the “Bolte Separation Agreement”). The Bolte Separation Agreement provides for (i) Mr. Bolte’s resignation from his position as President and Chief Executive Officer of the Company and as Chief Executive Officer of Inozyme Pharma Switzerland GmbH (“Inozyme Switzerland”), a wholly owned subsidiary of the Company, in each case effective as of the Effective Date, and (ii) Mr. Bolte’s separation from employment with Inozyme Switzerland as of April 30, 2023 (the “Separation Date”). Pursuant to the Bolte Separation Agreement, during the time between the Effective Date and the Separation Date (the “Transition Period”), Mr. Bolte will continue to receive his current base salary, as adjusted to reflect net pay of $25,000 per month. Pursuant to the Bolte Separation Agreement, as of the Separation Date, Mr. Bolte is entitled, subject to his execution and nonrevocation of a release of claims in favor of Inozyme Switzerland and its affiliates, including the Company, and his continued compliance with certain restrictive covenants, to (i) continued payment of his current base salary for a period of 12 months following the date his release of claims becomes effective, (ii) continued payment by Inozyme Switzerland of its share of the COBRA premiums for health benefit coverage for a period of up to 12 months following the date that his employment is terminated, and (iii) payment of a pro-rated portion of his annual target discretionary bonus that he would otherwise have received based on individual and company performance in a lump sum on the date the first installment of severance pay is paid. The Bolte Separation Agreement also provides for, among other things, non-disclosure obligations applicable to Mr. Bolte and mutual non-disparagement obligations. The Company has also agreed to reimburse Mr. Bolte for reasonable attorneys’ fees in connection with the negotiation of the Bolte Separation Agreement in an amount not to exceed $25,000.

Consulting Agreement with Mr. Bolte

In connection with his resignation, the Company and Mr. Bolte intend to enter into a Consulting Agreement (the “Consulting Agreement”), to be effective as of May 1, 2023 (“Consulting Start Date”), pursuant to which Mr. Bolte will serve as a senior advisor and assist with the transition of his duties and provide other strategic and operational consulting and advisory services, as requested from time to time by the Company. Mr. Bolte will be compensated at a rate of $25,000 per month for his services under the Consulting Agreement for the first three months of the term of the Consulting Agreement (the “Initial Period”). Following the Initial Period, Mr. Bolte will be compensated at a specified hourly rate for services under the Consulting Agreement. In addition, in respect of his services as a consultant, the Company will grant Mr. Bolte an option to purchase 100,000 shares of the Company’s common stock (the “Bolte Option”) under the Plan, effective as of the Consulting Start Date. The Bolte Option will vest and become exercisable as to 4.1667% of the shares subject to the Option at the end of each successive one-month period following the Consulting Start Date until the second anniversary of the Consulting Start Date, subject to Mr. Bolte’s continued provision of services to the Company. The term of the Consulting Agreement will continue until May 1, 2025 (the period from the Consulting Start Date to May 1, 2025, the “Consultation Period”). The Company and Mr. Bolte will be able to terminate the Consulting Agreement on 30 days prior written notice, but in the case of a termination by the Company, with such termination being effective no earlier than the day following the end of the Initial Period.

In the event (1) Mr. Bolte terminates the Consulting Agreement as a result of the Company’s material breach of the Consulting Agreement or the Bolte Separation Agreement, (2) the Company terminates the Consulting Agreement without cause upon 30 days prior written notice or (3) Mr. Bolte dies or becomes disabled during the Consultation Period, (A) Mr. Bolte will be entitled to the accelerated vesting of (i) any unvested portion of the Bolte Option and (ii) any other stock options granted by the Company to Mr. Bolte that remain outstanding at the date of such termination but solely with respect to the portion of such stock options that otherwise would have vested during the Consultation Period, and (B) any stock options granted by the Company to the Mr. Bolte that are vested and outstanding as of the date of such termination (taking into account clause (A) of this sentence) will remain exercisable until the earlier of (x) the later of May 1, 2026 or Mr. Bolte ceasing to serve on the Board and (y) the original expiration date of such options.

Chief Operations Officer Appointment

On March 21, 2023, the Board appointed Matthew Winton as the Company’s Chief Operations Officer, effective as of April 3, 2023 (the “Winton Effective Date”). In connection with his appointment, Dr. Winton will serve as the Company’s principal operating officer.

Dr. Winton, age 45, worked at Biogen Inc. (“Biogen”), a global biopharmaceutical company, from March 2014 to March 2023, most recently serving as the Senior Vice President, Head of U.S. Multiple Sclerosis Franchise from January 2021 to March 2023 and as the Vice President, Head of U.S. Spinal Muscular Atrophy Franchise from April 2018 to January 2021. At Biogen, Dr. Winton also served as Senior Director, Chief of Staff to the CEO from June 2017 to April 2018, and Director, Payer and Channel Marketing

from August 2015 to June 2017. Prior to joining Biogen, Dr. Winton was a management consultant at inVentiv Health from May 2011 to March 2014, a management consultant at Leerink Swann Strategic Advisors from May 2010 to May 2011 and an analyst at Decision Resources from May 2008 to April 2010. Dr. Winton received an M.B.A. from Boston University School of Management, a Ph.D. from the Université de Montréal and a Bachelor of Science from York University.

On March 20, 2023, Dr. Winton entered into an employment agreement with the Company (the “Winton Employment Agreement”). Pursuant to the Winton Employment Agreement, Dr. Winton will be paid an annual base salary of $435,000. He will receive a cash signing bonus of $50,000. Following the end of each calendar year, Dr. Winton will be eligible to receive a discretionary retention and performance bonus with a target of 40% of his then gross base pay actually earned during the applicable calendar year based upon the Board’s assessment of his performance and the Company’s performance. The Company will grant Dr. Winton an option to purchase 250,000 shares of the Company’s common stock (the “Option”) under the Company’s 2023 Inducement Stock Incentive Plan, as an inducement material to Dr. Winton’s acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4), effective as of the Winton Effective Date. The Option will have an exercise price equal to the closing price of the Company’s common stock on the Winton Effective Date. The Option will vest and become exercisable as to 25% of the shares underlying the Option on the first anniversary of the Winton Effective Date and as to 2.0833% of the shares subject to the Option at the end of each successive one-month period following the first anniversary of the Winton Effective Date until the fourth anniversary of the Winton Effective Date.

Under the Winton Employment Agreement, Dr. Winton is entitled, subject to his execution and nonrevocation of a release of claims in the Company’s favor and his continued compliance with certain restrictive covenants, in the event of the termination of his employment by the Company without cause or by him for good reason, and such termination does not take place during the 12-month period following a change in control, each as defined in the Winton Employment Agreement, to (i) continued payment of his then-current annual base salary for a period of nine months following the date his release of claims becomes effective and (ii) continued payment by the Company of its share of the COBRA premiums for health benefit coverage for a period of up to nine months following the date that his employment with the Company is terminated.

In the event that Dr. Winton’s employment is terminated by the Company without cause or by him with good reason during the 12-month period following a change in control, as defined in the Winton Employment Agreement, Dr. Winton will be entitled, subject to his execution and nonrevocation of a release of claims in the Company’s favor and his continued compliance with certain restrictive covenants, to (i) continued payment of his then-current annual base salary for a period of 12 months following the date his release of claims becomes effective, (ii) continued payment by the Company of its share of the COBRA premiums for health benefit coverage for a period of up to 12 months following the date that his employment with the Company is terminated, and (iii) payment of 100% of his annual target discretionary bonus amount for the year in which the termination occurs in a lump sum on the date the first installment of severance pay is paid. In addition, Dr. Winton will be entitled to full acceleration of vesting of all outstanding and unvested stock options and other equity awards that vest solely based on continued service.

In addition, pursuant to the Company’s standard form of indemnification agreement Dr. Winton will enter into in connection with his employment as Chief Operations Officer, the form of which was filed with the Securities and Exchange Commission as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-239648) on July 20, 2020, the Company may be required, among other things, to indemnify Dr. Winton for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts actually and reasonably incurred by him in any action or proceeding arising out of his service as an officer of the Company.

The foregoing descriptions of the Treco Employment Agreement, the Bolte Separation Agreement, the Consulting Agreement and the Winton Employment Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of such agreements, copies of which will be included as exhibits to the Company’s Quarterly Report on Form 10-Q for the three months ending March 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the end of the fiscal year ended December 31, 2022.

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

4.3

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

10.11†

Corporate Sponsored Research Agreement, dated January 6, 2017, by and between Yale University and the Registrant, as amended by Amendment No. 1 to Corporate Sponsored Research Agreement, dated February 19, 2019, by and between Yale University and the Registrant, as amended by Amendment No. 2 to Corporate Sponsored Research Agreement, effective December 31, 2021, by and between Yale University and the Registrant and as amended by Amendment No. 3 to Corporate Sponsored Research Agreement, dated May 31, 2022, by and between Yale University and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on August 15, 2022).

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

10.19#

Employment Agreement, dated March 2, 2022, by and between the Registrant and Sanjay Subramanian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 10, 2022).

10.20

Open Market Sale AgreementSM, dated August 11, 2021, by and between the Registrant and Jefferies LLC (incorporated by reference into Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-258702) filed with the Securities and Exchange Commission on August 11, 2021).

10.21#†

Loan and Security Agreement, dated July 25, 2022, by and among the Registrant, K2 HealthVentures LLC, as lender, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on August 15, 2022).

10.22#

Executive Transition, Separation, and Release of Claims Agreement, dated December 7, 2022, by and between the Registrant and Henric Bjarke (incorporated by Reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on December 8, 2022).

10.23#

Consulting Agreement, dated December 7, 2022, by and between the Registrant and Henric Bjarke (incorporated by Reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39397) filed with the Securities and Exchange Commission on December 8, 2022).

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

Date: March 22, 2023

INOZYME PHARMA, INC.

By:	/s/ Axel Bolte
Axel Bolte
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Axel Bolte	President and Chief Executive Officer, Director	March 22, 2023
Axel Bolte	(Principal Executive Officer)

/s/ Sanjay Subramanian	Chief Financial Officer	March 22, 2023
Sanjay Subramanian	(Principal Financial Officer and Principal Accounting Officer)

/s/ Douglas Treco	Chairman	March 22, 2023
Douglas Treco

/s/ Sarah Bhagat	Director	March 22, 2023
Sarah Bhagat

/s/ Reinaldo Diaz	Director	March 22, 2023
Reinaldo Diaz

/s/ Martin Edwards	Director	March 22, 2023
Martin Edwards

/s/ Robert Hopfner	Director	March 22, 2023
Robert Hopfner

/s/ Edward Mathers	Director	March 22, 2023
Edward Mathers

/s/ Lynne Sullivan	Director	March 22, 2023
Lynne Sullivan