Form 10-Q
period 2023-03-31
Inozyme Pharma, Inc.
filed 2023-05-09
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 44,035,322 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$49,024	$32,915
Short-term investments	81,906	94,951
Prepaid expenses and other current assets	3,218	3,527
Total current assets	134,148	131,393
Property and equipment, net	1,981	2,018
Restricted cash	354	354
Right-of-use assets	1,503	1,620
Prepaid expenses, net of current portion	3,810	3,810
Total assets	$141,796	$139,195
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,815	$2,544
Accrued expenses	9,927	11,355
Operating lease liabilities	839	816
Total current liabilities	12,581	14,715
Operating lease liabilities, net of current portion	1,603	1,823
Long-term debt, net	24,219	4,139
Other long-term liabilities	46	124
Total liabilities	38,449	20,801
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 or December 31, 2022	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 43,765,485 shares issued and outstanding at March 31, 2023 and 40,394,363 shares issued and outstanding at December 31, 2022	4	4
Additional paid in-capital	335,544	333,356
Accumulated other comprehensive loss	(36)	(205)
Accumulated deficit	(232,165)	(214,761)
Total stockholders’ equity	103,347	118,394
Total liabilities and stockholders’ equity	$141,796	$139,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$11,857	$11,814
General and administrative	6,512	5,025
Total operating expenses	18,369	16,839
Loss from operations	(18,369)	(16,839)
Other income (expense):
Interest income, net	999	60
Other expense, net	(34)	(105)
Other income (expense), net	965	(45)
Net loss	$(17,404)	$(16,884)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	150	(132)
Foreign currency translation adjustment	19	(15)
Total other comprehensive income (loss)	169	(147)
Comprehensive loss	$(17,235)	$(17,031)
Net loss attributable to common stockholders—basic and diluted	$(17,404)	$(16,884)
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.71)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	43,720,578	23,686,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss) Income	Deficit
Balance at December 31, 2022	40,394,363	$4	$333,356	$(205)	$(214,761)	$118,394
Stock-based compensation	—	—	2,092	—	—	2,092
Exercise of pre-funded warrants	3,325,644	—	—	—	—	—
Shares purchased in Employee Stock Purchase Plan	45,478	—	96	—	—	96
Comprehensive loss:						—
Unrealized gain on investments	—	—	—	150	—	150
Foreign currency translation adjustment	—	—	—	19	—	19
Net loss	—	—	—	—	(17,404)	(17,404)
Balance at March 31, 2023	43,765,485	$4	$335,544	$(36)	$(232,165)	$103,347

Balance at December 31, 2021	23,668,747	$2	$256,948	$18	$(147,700)	$109,268
Stock-based compensation	—	—	1,752	—	—	1,752
Exercise of stock options	149,664	—	240	—	—	240
Comprehensive loss:
Unrealized loss on investments	—	—	—	(132)	—	(132)
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(16,884)	(16,884)
Balance at March 31, 2022	23,818,411	$2	$258,940	$(129)	$(164,584)	$94,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(17,404)	$(16,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	178
Stock-based compensation expense	2,092	1,752
Amortization of premiums and discounts on marketable securities	(746)	(76)
Reduction in the carrying value of right-of-use assets	117	103
Non-cash interest expense and amortization of debt issuance costs	80	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	309	731
Accounts payable	(729)	(194)
Accrued expenses	(1,423)	808
Operating lease liabilities	(197)	(177)
Prepaid expenses - noncurrent	—	(401)
Other long-term liabilities	(78)	—
Net cash used in operating activities	(17,772)	(14,160)
Investing activities
Purchases of marketable securities	(46,059)	(30,421)
Maturities of marketable securities	60,000	53,000
Purchases of property and equipment	(175)	(17)
Net cash provided by investing activities	13,766	22,562
Financing activities
Net proceeds from issuance of long-term debt	20,000	—
Proceeds from exercise of stock options	—	240
Proceeds from issuance of common stock for cash under Employee Stock Purchase Plan	96	—
Net cash provided by financing activities	20,096	240
Net increase in cash, cash equivalents and restricted cash	16,090	8,642
Effect of foreign currency exchange rate on cash	19	(15)
Cash, cash equivalents and restricted cash at beginning of period	33,269	23,670
Cash, cash equivalents and restricted cash at end of period	$49,378	$32,297
Supplemental cash flow information:
Cash and cash equivalents	$49,024	$31,943
Restricted cash	354	354
Cash, cash equivalents and restricted cash at end of period	$49,378	$32,297
Property and equipment unpaid at end of period	$5	$12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inozyme Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except share and per share data and where otherwise noted)

1. Organization and Basis of Presentation

Inozyme Pharma, Inc. (the “Company”) is a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases impacting the vasculature, soft tissue, and skeleton. Through the Company’s in-depth understanding of a key biological pathway, the Company is pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in this critical pathway and that defects in these genes lead to low levels of plasma pyrophosphate, which drives pathologic mineralization, and low levels of adenosine, which drives intimal proliferation. The Company is initially focused on developing a novel therapy to treat rare genetic diseases of ENPP1 and ABCC6 Deficiencies.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three-month period ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through March 31, 2023, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development activities. The Company incurred net losses of $17.4 million in the three months ended March 31, 2023 and $67.1 million in the year ended December 31, 2022 and had an accumulated deficit of $232.2 million as of March 31, 2023. The Company had cash, cash equivalents, and short-term investments of $130.9 million as of March 31, 2023.

The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock, offerings of common stock and pre-funded warrants, and its loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (see Note 8). The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes its available cash, cash equivalents, and short-term investments as of March 31, 2023 will be sufficient to fund its cash flow requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Management’s expectations with respect to its ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to delay, reduce, or eliminate some or all of its research and development programs, portfolio expansion, or commercialization efforts, which could adversely affect its business.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Inozyme Securities Corp., which is a Massachusetts subsidiary created to buy, sell, and hold securities; Inozyme Ireland Limited; and Inozyme Pharma Switzerland GmbH. All intercompany transactions and balances have been eliminated.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments and, from time to time, long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to credit risk by placing its cash with high credit quality financial institutions. The Company’s investments are comprised of U.S. Treasury securities and commercial paper of corporations. The Company mitigates credit risk by maintaining a diversified portfolio and limiting the amount of investment exposure as to institution, maturity, and investment type.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

3. Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 and its subsequent related updates establish a new forward-looking “expected loss model” that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The Company adopted this standard effective January 1, 2023. There was no impact to the Company's financial statements upon adoption.

4. Balance Sheet Details

Short-term investments consisted of the following:

	March 31, 2023
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$76,449	$5	$(32)	$76,422
U.S. Treasury securities	1 year or less	5,494	—	(10)	5,484
		$81,943	$5	$(42)	$81,906

	December 31, 2022
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,451	$4	$(119)	$78,336
U.S. Treasury securities	1 year or less	16,698	—	(83)	16,615
		$95,149	$4	$(202)	$94,951

The Company did not have any investments in a continuous unrealized loss position for more than 12 months as of March 31, 2023. As of March 31, 2023, the Company believes that the cost basis of its available-for-sale securities is recoverable. No allowance for credit losses was recorded as of March 31, 2023.

Accrued expenses consisted of the following:

	At March 31, 2023	At December 31, 2022
Payroll and related liabilities	$2,033	$2,799
Other professional fees	1,756	746
Research and development costs	5,579	7,066
Other	559	744
Total	$9,927	$11,355

5. Fair Value Measurement

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•
Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
•
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$37,919	$37,919	$—	$—
Commercial paper (including amounts in cash and cash equivalents)	86,353	—	86,353	—
U.S. Treasury securities	5,484	5,484		—
Total assets	$129,756	$43,403	$86,353	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$26,587	$26,587	$—	$—
Commercial paper	78,336	—	78,336	—
U.S. Treasury securities	16,615	16,615	—	—
Total assets	$121,538	$43,202	$78,336	$—

There have been no transfers between fair value levels during the three months ended March 31, 2023.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of March 31, 2023, the Company incurred a life-to-date total of $0.3 million in license maintenance fees to Yale. The Company is required to pay Yale up to $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in the Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic-licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases of office and laboratory space as of March 31, 2023:

•
An operating lease for 8,499 square feet of office space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years; and
•
An operating lease for 6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025.

During the three months ended March 31, 2023, cash paid for amounts included in the measurement of lease liabilities was $0.3 million, and the Company recorded operating lease expense of $0.2 million.

Future lease payments under non-cancelable leases as of March 31, 2023 are as follows:

Year Ending December 31,
2023 (remaining 9 months)	$744
2024	1,016
2025	944
$2,704

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2023 or December 31, 2022.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2023 and 2022.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into the Loan Agreement with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contained an additional $20.0 million available to be drawn at the Company’s option though March 31, 2023. The Company elected to borrow the remaining $20.0 million in February 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate are available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent in its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026, and the Company is obligated to make interest only payments for the first 36 months and then interest and equal principal payments through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of March 31, 2023 was 9.60%. The Company has the option to prepay all, but not less than, the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee is 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior to the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the loans borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of March 31, 2023, the Company was in compliance with all covenants under the Loan Agreement.

Subject to certain conditions, the Company granted the Lenders the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of common stock, convertible preferred stock, or other equity securities of the Company that are broadly marketed and offered to multiple investors on the same terms, conditions, and pricing afforded to others participating in any such financing.

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing, the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company (“Lender Expenses”). The debt issuance costs, Lender Expenses and the Final Fee are being amortized as additional interest expense over the term of the loan using the effective interest method. The Company recorded interest expense of $0.3 million during the three months ended March 31, 2023. At March 31, 2023, the carrying value of the Loan Agreement approximated the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan on the Company’s condensed consolidated balance sheet at March 31, 2023:

March 31, 2023
Gross proceeds	$25,000
Unamortized debt issuance costs	(781)
Carrying value	$24,219

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of March 31, 2023 are as follows:

Fiscal Year
2023 (remaining 9 months)	$—
2024	—
2025	8,062
2026	18,500
Total	$26,562

9. Stockholders’ Equity

April 2022 Underwritten Offering

On April 14, 2022, the Company entered into an underwriting agreement with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering under the Company's registration statement on Form S-3 of 16,276,987 shares of the Company’s common stock (the "Shares") and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

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

The pre-funded warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants were equity classified because they were freestanding financial instruments that were legally detachable and separately exercisable from the equity instruments, were immediately exercisable, did not embody an obligation for the Company to repurchase its shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise. In addition, such pre-funded warrants did not provide any guarantee of value or return. As of March 31, 2023, all 3,523,013 pre-funded warrants have been exercised by means of cashless exercise in exchange for the issuance of 3,522,884 shares of the Company's common stock.

Equity Incentive Plans

On July 17, 2020, the Company’s stockholders approved the 2020 Stock Incentive Plan (the “2020 Plan”), which became effective on July 23, 2020. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards.

On February 27, 2023, the Company's board of directors adopted the 2023 Inducement Stock Incentive Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to persons who (a) were not previously an employee or director or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2023, the maximum number of shares of the Company's common stock reserved for issuance under the Inducement Plan is 1,000,000 shares.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing model were as follows:

For the Three Months Ended March 31,
	2023	2022
Risk-free interest rate range	3.36% to 4.15%	1.59% to 2.37%
Dividend yield	—	—
Expected term of options (years)	5.73 to 6.48	5.08 to 6.48
Volatility rate range	87.68% to 88.77%	85.38% to 86.64%

The total compensation cost recognized in the statements of operations associated with all the stock-based compensation awards granted by the Company is as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$818	$896
General and administrative	1,274	856
Total	$2,092	$1,752

The total unrecognized compensation cost related to outstanding awards as of March 31, 2023 was $9.3 million and is expected to be recognized over a weighted-average period of 2.5 years.

10. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders—basic and diluted	$(17,404)	$(16,884)
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.71)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	43,720,578	23,686,351

The Company has generated a net loss in the periods presented; therefore, the basic and diluted net loss per share attributable to common stockholders are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. Since the shares underlying the pre-funded warrants were issuable for little or no consideration, they were considered outstanding for both basic and diluted earnings per share from the date of issuance. The Company excluded 5,505,608 and 4,506,858 options to purchase common stock from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on March 22, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We are a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases impacting the vasculature, soft tissue, and skeleton. Through our in-depth understanding of a key biological pathway, we are pursuing the development of therapeutics to address the underlying causes of these debilitating diseases. It is well established that two genes, ENPP1 and ABCC6, play key roles in this critical pathway and that defects in these genes lead to low levels of plasma pyrophosphate, or PPi, which drives pathologic mineralization, and low levels of adenosine, which drives intimal proliferation. We are initially focused on developing a novel therapy to treat the rare genetic diseases of ENPP1 and ABCC6 Deficiencies.

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to correct a defect in a pathway involving ENPP1 and ABCC6 Deficiencies. This pathway is central to the regulation of calcium deposition throughout the body and is further associated with the inhibition of intimal proliferation, or narrowing and obstruction of blood vessels. We have generated robust proof of concept data in preclinical models demonstrating that INZ-701 prevented pathological calcification and skeletal abnormalities, led to improvements in overall health and survival and prevented intimal proliferation. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency and rare pediatric disease designation for the treatment of ENPP1 Deficiency.

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in patients with ENPP1 Deficiency. The trial initially enrolled nine adult patients with ENPP1 Deficiency at sites in North America and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ENPP1 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients per dose cohort. Patients received a single dose and then began twice weekly dosing one week later. In April 2022, we announced preliminary biomarker, safety, and pharmacokinetic data from the 0.2 mg/kg cohort of this trial. In November 2022, we announced the first self-administration of INZ-701 in the open-label Phase 2 portion of the trial.

In February 2023, we reported positive topline pharmacokinetic, pharmacodynamic, and safety data from this trial. A rapid, significant, and sustained increase in PPi was observed in all dose cohorts and in all patients, with a target PPi threshold achieved from the lowest dose of 0.2 mg/kg. PPi increased in all patients to levels comparable to those observed in a study of healthy subjects (n=10), which study showed PPi levels between 1002 nM and 2169 nM. INZ-701 activity increased in proportion to dose level and a long half-life of approximately 126 hours and drug accumulation as shown by a greater than dose proportional exposure suggests the potential for once weekly dosing. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701 and no adverse events leading to study withdrawal. Three of the nine patients experienced mild adverse events related to INZ-701. All nine patients enrolled in the Phase 2 portion of the trial and two of them subsequently withdrew for personal reasons not related to adverse events. Seven patients continue in the trial in North America and Europe.

We plan to report interim data from the ongoing Phase 2 portion of the clinical trial of INZ-701 in adults with ENPP1 Deficiency in the third quarter of 2023. In February 2023, we dosed our first pediatric patient with ENPP1 Deficiency with INZ-701 under our expanded access program. We have also dosed the first adult patient with ENPP1 Deficiency in an additional dose cohort designed to investigate the potential for once-weekly dosing of INZ-701 in the ongoing Phase 1/2 clinical trial.

We plan to initiate a Phase 1b clinical trial of INZ-701, or the ENERGY-1 trial, to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency in the second quarter of 2023. We initiated pivotal trial meetings with the FDA in the first quarter of 2023. We have reached agreement with the EMA on a Pediatric Investigational Plan. We anticipate initiating a scientific advice process regarding our comprehensive development plan covering all age groups with the EMA in the second quarter of 2023. We expect to initiate a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency in the third quarter of 2023, subject to receipt of regulatory approval.

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. The trial initially enrolled nine patients with ABCC6 Deficiency at sites in the United States and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ABCC6 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including the evaluation of levels of plasma PPi and other biomarkers. In the Phase 1 dose-escalation portion of the clinical trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients per dose cohort. Patients received a single dose and then began twice weekly dosing one week later. In July 2022, we announced preliminary biomarker, safety, and pharmacokinetic data from the 0.2 mg/kg cohort of the Phase 1 dose escalation portion of this trial. Beginning in 2023, self-administration of INZ-701 in the open-label Phase 2 portion of the trial was available.

In February 2023, we reported positive topline safety, pharmacodynamic and pharmacokinetic data from this trial. A dose-dependent response in PPi levels was observed, with a sustained increase in the highest dose cohort to levels comparable to those observed in our study of healthy subjects (n=10), which study showed PPi levels between 1002 nM and 2169 nM. INZ-701 activity in a greater than dose proportional manner was observed and drug accumulation as shown by a greater than dose proportional exposure suggests the potential for once weekly dosing. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701. Seven of the nine patients experienced adverse events related to INZ-701. All adverse events were mild to moderate in severity. One patient from the highest dose cohort (1.8 mg/kg) was withdrawn from the Phase 1 portion of the trial at day 18 due to a moderate adverse event (erythema/urticaria) related to INZ-701. A replacement patient was enrolled in the Phase 1 portion of the trial and all nine patients continue in the Phase 2 portion of the trial in the United States and Europe.

We plan to report interim data from the ongoing Phase 2 portion of the trial on INZ-701 in adults with ABCC6 Deficiency in the fourth quarter of 2023. Subject to regulatory approval and sufficient funding, we plan to initiate a Phase 2/3 clinical trial in patients with ABCC6 Deficiency in 2024.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 Deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of pathologic mineralization and intimal proliferation, including those without a clear genetic basis, such as calciphylaxis or calcifications as a result of end stage kidney disease. In December 2022, the FDA allowed our Investigational New Drug, or IND, to enable us to evaluate INZ-701 in a clinical trial in patients with end-stage kidney disease and calciphylaxis. We intend to initiate a Phase 1 clinical trial in end-stage kidney disease patients, and we expect data from this trial to inform our development plans in calciphylaxis. We are also exploring the potential for development of a gene therapy for ENPP1 Deficiency.

Our Operations

We have not yet commercialized any products or generated any revenue from product sales. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, conducting preclinical studies and early-stage clinical trials, establishing arrangements for the manufacture of INZ-701, and longer-term planning for potential commercialization. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, offerings of common stock and pre-funded warrants, and borrowings under our loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV.

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $17.4 million for the three months ended March 31, 2023 and $16.9 million for the three months ended March 31, 2022.

Our operating expenses were $18.4 million for the three months ended March 31, 2023 and $68.7 million for the year ended December 31, 2022. We expect to continue to incur significant operating expenses for the foreseeable future. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need to obtain substantial additional funding to support our continuing operations. Until such time, if ever, as we can generate significant revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution and licensing arrangements. We do not have any committed external source of funds, other than under our Loan Agreement. Our ability to borrow under our Loan Agreement is subject to our satisfaction of specified conditions and lender discretion. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce, or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates, or even continue our operations.

We believe that our existing cash, cash equivalents, and short-term investments as of March 31, 2023, will enable us to fund our cash flow requirements into the fourth quarter of 2024. We based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “—Liquidity and Capital Resources.”

To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency;
•
prepare for, initiate, and conduct planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies;
•
conduct research, preclinical, and clinical testing of INZ-701 for additional indications;
•
conduct research, preclinical, and clinical testing of other product candidates;
•
seek marketing approval for INZ-701 or any other product candidate if it successfully completes clinical trials;
•
scale up our manufacturing processes and capabilities;
•
establish a sales, marketing, and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
•
in-license or acquire additional technologies or product candidates;
•
make any payments to Yale University, or Yale, under our license agreement or sponsored research agreement with Yale;
•
maintain, expand, enforce, and protect our intellectual property portfolio;
•
hire additional clinical, regulatory, quality control, and scientific personnel;
•
add operational, financial, and management information systems and personnel, including personnel to support our research, product development, and planned future commercialization efforts and our operations as a public company; and
•
make any principal and interest payments when due under the terms of the Loan Agreement.

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

Research and Development Expenses

Research and development costs consist of direct and indirect costs related to specific projects as well as fees paid to other entities that conduct certain research and development activities on the Company’s behalf and primarily relate to costs incurred in connection with the discovery and development of our lead product candidate, INZ-701.

We expense research and development costs as incurred. These expenses include:

•
fees and expenses incurred in connection with the in-license of technology and intellectual property rights;
•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, and other third parties that conduct research, preclinical, and clinical activities on our behalf as well as third parties that manufacture our product candidates for use in our preclinical studies and planned clinical trials;
•
manufacturing scale-up expenses and the costs of acquiring and manufacturing preclinical trial materials, including manufacturing validation batches;
•
personnel-related expenses, including salaries, related benefits, travel and stock-based compensation expense for employees and consultants engaged in research and development functions;
•
the costs and acquisition of laboratory supplies, and developing preclinical studies and clinical trial materials;
•
costs related to compliance with regulatory requirements; and
•
facilities costs, which include depreciation costs of equipment and allocated expenses for rent, utilities, and other operating costs.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

Research and development activities are central to our business model. We are still in the early stages of development of INZ-701. We are currently conducting our Phase 1/2 clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we conduct the ongoing clinical trials of INZ-701, prepare for, initiate, and conduct planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, further scale our manufacturing processes, and advance development of INZ-701 for additional indications and potentially additional product candidates.

The successful development of INZ-701 and other potential future product candidates is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidate. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving marketing approval for any of our product candidates. The success of INZ-701 and any other product candidate we develop will depend on a variety of factors, including:

•
successfully completing preclinical studies and initiating clinical trials;
•
successfully enrolling patients in and completing clinical trials;
•
scaling up manufacturing processes and capabilities to support clinical trials of INZ-701 and any other product candidates;
•
applying for and receiving marketing approvals from applicable regulatory authorities;
•
obtaining and maintaining intellectual property protection and regulatory exclusivity for INZ-701 and any other product candidates;

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel, and stock-based compensation expense for personnel in executive, finance, and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax, and audit services, and information technology infrastructure costs. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We incur, and anticipate that we will continue to incur, costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance and tax-related services related to maintaining compliance with requirements of Nasdaq and the Securities and Exchange Commission; director and officer insurance costs; and investor and public relations costs. Additionally, we may experience an increase in payroll and expense as a result of our preparation for potential commercial operations, especially as it relates to sales and marketing costs.

Interest Income, net

Interest income, net consists of income from bank deposits and investments and interest expense related to our Loan Agreement.

Other Expense, net

Other expenses primarily consists of interest income on marketable securities and foreign exchange gains or losses.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase
Operating expenses:
Research and development	$11,857	$11,814	$43
General and administrative	6,512	5,025	1,487
Total operating expenses	18,369	16,839	1,530
Loss from operations	(18,369)	(16,839)	1,530
Other income (expense):
Interest income, net	999	60	939
Other expense, net	(34)	(105)	71
Other income (expense), net	965	(45)	1,010
Net loss	$(17,404)	$(16,884)	$520

Research and Development Expense

Research and development expenses of approximately $11.9 million for the three months ended March 31, 2023 were relatively consistent with approximately $11.8 million for the three months ended March 31, 2022.

We expect that our research and development expenses will increase in the foreseeable future as we conduct clinical trials of INZ-701, prepare for, initiate and conduct planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, further scale our manufacturing processes and advance development of INZ-701 for additional indications or potentially additional product candidates.

General and Administrative Expense

General and administrative expense increased by $1.5 million to $6.5 million for the three months ended March 31, 2023 from $5.0 million for the three months ended March 31, 2022. The increase in general and administrative expense was primarily related to expenses recorded for the transition and separation agreement entered into with our former chief executive officer. We expect that our general and administrative expenses will increase in future periods as we expand our operations and incur costs associated with being a public company.

Interest Income, net

Interest income, net for the three months ended March 31, 2023 increased by approximately $0.9 million compared to the three months ended March 31, 2022 due to a $1.2 million increase in interest income as a result of higher interest rates and a larger cash balance on which we are earning interest, which was partially offset by a $0.3 million increase in interest expense associated with the Loan Agreement.

Other Expense, net

Other expense, net increased by approximately $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

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

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. As of March 31, 2023, we had not sold any securities pursuant to the Open Market Sale Agreement.

In April 2022, we closed an underwritten offering in which we sold 16,276,987 shares of common stock and pre-funded warrants to purchase 3,523,013 shares of common stock under the Registration Statement. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

In July 2022, we entered into a Loan Agreement with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time, the “Lenders”), which provides up to $70.0 million principal in term loans consisting of (subject to certain customary conditions): (i) a First Tranche Commitment of $25.0 million, of which $5.0 million was funded at closing and of which the remaining $20.0 million was funded at our election in February 2023, (ii) two subsequent tranche commitments totaling $20.0 million in the aggregate to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, financial, clinical, and regulatory milestones relating to INZ-701, and (iii) a fourth tranche commitment of $25.0 million available to be drawn at our option through August 31, 2025, subject to use of proceeds limitations and Lenders’ consent in its discretion. Additional information on the Loan Agreement is described in Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents, and short-term investments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$49,024	$32,915
Short-term investments	81,906	94,951
Total cash, cash equivalents, and short-term investments	$130,930	$127,866

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(17,772)	$(14,160)
Net cash provided by investing activities	13,766	22,562
Net cash provided by financing activities	20,096	240
Net increase in cash, cash equivalents, and restricted cash	$16,090	$8,642

Net Cash Used in Operating Activities

The increase in net cash used in operating activities of $3.6 million was primarily due to a $2.8 million increase in payments against accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities decreased approximately $8.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as a $15.6 million increase in purchases of marketable securities exceeded a $7.0 million increase in maturities of marketable securities in the three months ended March 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $19.9 million for the three months ended March 31, 2023 primarily due to $20.0 million of cash proceeds from the issuance of long-term debt in February 2023.

Funding Requirements

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 Deficiencies, and as we continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidate we develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities. In addition, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce, or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs, and results of our ongoing Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 Deficiencies and any future clinical development of INZ-701 for these indications;
•
the scope, progress, costs, and results of research, preclinical testing and clinical trials of INZ-701 for additional indications;
•
the number of and development requirements for additional indications for INZ-701 or for any other product candidates we develop;
•
our ability to scale up our manufacturing processes and capabilities;
•
the costs, timing, and outcome of regulatory review of INZ-701 and any other product candidates we develop;
•
potential changes in the regulatory environment and enforcement rules;
•
our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of such arrangements;
•
the payment of license fees and other costs of our technology license arrangements;
•
the extent of our debt service obligations and our ability, if desired, to refinance any of our existing debt on terms that are more favorable to us;
•
the costs and timing of future commercialization activities, including product manufacturing, sales, marketing, and distribution, for INZ-701 and any other product candidates we develop for which we may receive marketing approval;
•
the amount and timing of revenue, if any, received from commercial sales of INZ-701 and any other product candidates we develop for which we receive marketing approval;
•
potential changes in pharmaceutical pricing and reimbursement infrastructure;
•
the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending any intellectual property-related claims; and
•
the extent to which we in-license or acquire additional technologies or product candidates.

We believe that our existing cash, cash equivalents and short-term investments as of March 31, 2023 will enable us to fund our cash flow requirements into the fourth quarter of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 or any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession, as well as concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements. We do not have any committed external source of funds, other than under our Loan Agreement. Our ability to borrow under the Loan Agreement is subject to our satisfaction of specified conditions and lender discretion. To the extent that we raise additional capital through the sale of equity or convertible debt securities or the extent the Lenders elect to convert a portion of their outstanding principal into shares of our common stock or elect to purchase up to $5.0 million of shares of our common stock pursuant to the Loan Agreement, the ownership interests of our stockholders will be diluted, and the terms of any new securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our operations and ability to take specific actions, such as incurring additional indebtedness, making acquisitions, engaging in acquisition, merger, or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, or declaring dividends. The covenants under our Loan Agreement and the pledge of our assets as collateral limit our ability to take specific actions, including obtaining additional financing.

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Contractual Obligations, Commitments and Contingencies

Except for the additional borrowing under the Loan Agreement in February 2023 and described in Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, during the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments from those described in Part

II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, our cash equivalents primarily consisted of short-term money market funds. As of March 31, 2023, our short-term investments consisted of commercial paper and U.S. Treasury securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2023, the aggregate principal amount outstanding under the Loan Agreement was $25.0 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of March 31, 2023 was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2023 and 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

In addition to all of the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2022, which could materially affect our business, financial condition or results of operations. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2022 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the three months ended March 31, 2023.

Use of Proceeds from Initial Public Offering

On July 28, 2020, we completed our Initial Public Offering (“IPO”), pursuant to which we issued and sold 7,000,000 shares of our common stock at a public offering price of $16.00 per share, and on July 30, 2020, we sold an additional 1,050,000 shares of our common stock at a price of $16.00 per share pursuant to the exercise by the underwriters of their option to purchase additional shares.

We received aggregate gross proceeds from our IPO, inclusive of the exercise by the underwriters of their option to purchase additional shares, of approximately $128.8 million, or aggregate net proceeds of approximately $115.9 million after deducting underwriting discounts and commissions and offering expenses.

We have used approximately $78.9 million of the net proceeds from the IPO as of March 31, 2023 to fund clinical development of INZ-701, to fund our preclinical research and development activities, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

10.1*	Employment Agreement, dated March 21, 2023, by and between the Registrant and Douglas Treco.

10.2*	Transition and Separation Letter Agreement, dated March 21, 2023, by and between the Registrant and Axel Bolte.

10.3*	Consulting Agreement, dated April 30, 2023, by and between the Registrant and Axel Bolte.

10.4*	Employment Agreement, dated March 14, 2023, by and between the Registrant and Matthew Winton.

10.5*	Summary of Non-Employee Director Compensation Policy.

10.6

2023 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270733) filed with the Securities and Exchange Commission on March 22, 2023).

10.7*	Form of Nonstatutory Stock Option Agreement under 2023 Inducement Stock Incentive Plan.

10.8*	Form of Restricted Stock Unit Agreement under 2023 Inducement Stock Incentive Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INOZYME PHARMA, INC.

Date: May 9, 2023	By:	/s/ Douglas A. Treco
Douglas A. Treco
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Sanjay Subramanian
Sanjay Subramanian
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)