Form 10-Q
period 2023-09-30
Inozyme Pharma, Inc.
filed 2023-11-07
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 61,760,748 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described in the “Risk Factors” section in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q and include, among other things:

•
our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies and our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency ("ENERGY-1 trial"), including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the timing, design, and conduct of our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, including our planned pivotal clinical trials of INZ-701 for infants ("ENERGY-2 trial"), pediatrics ("ENERGY-3 trial"), and adolescents and adults ("ENERGY-4 trial") with ENPP1 Deficiency and our planned Phase 3 clinical trial of INZ-701 for adults with ABCC6 Deficiency;
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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly

i

Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$46,895	$32,915
Short-term investments	145,547	94,951
Prepaid expenses and other current assets	8,414	3,527
Total current assets	200,856	131,393
Property and equipment, net	1,584	2,018
Restricted cash	311	354
Right-of-use assets	1,256	1,620
Prepaid expenses, net of current portion	1,695	3,810
Total assets	$205,702	$139,195
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,006	$2,544
Accrued expenses	9,383	11,355
Operating lease liabilities	886	816
Total current liabilities	12,275	14,715
Operating lease liabilities, net of current portion	1,149	1,823
Long-term debt, net	32,065	4,139
Other long-term liabilities	—	124
Total liabilities	45,489	20,801
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 or December 31, 2022	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 61,760,748 shares issued and outstanding at September 30, 2023 and 40,394,363 shares issued and outstanding at December 31, 2022	6	4
Additional paid in-capital	424,671	333,356
Accumulated other comprehensive loss	(78)	(205)
Accumulated deficit	(264,386)	(214,761)
Total stockholders’ equity	160,213	118,394
Total liabilities and stockholders’ equity	$205,702	$139,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,341	$12,191	$36,864	$34,012
General and administrative	4,733	4,721	15,973	15,130
Total operating expenses	18,074	16,912	52,837	49,142
Loss from operations	(18,074)	(16,912)	(52,837)	(49,142)
Other income (expense):
Interest income, net	1,416	737	3,254	1,118
Other income (expense), net	20	(197)	(42)	(493)
Other income, net	1,436	540	3,212	625
Net loss	$(16,638)	$(16,372)	$(49,625)	$(48,517)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	53	(60)	279	(417)
Foreign currency translation adjustment	(182)	(20)	(152)	(78)
Total other comprehensive income (loss)	(129)	(80)	127	(495)
Comprehensive loss	$(16,767)	$(16,452)	$(49,498)	$(49,012)
Net loss attributable to common stockholders—basic and diluted	$(16,638)	$(16,372)	$(49,625)	$(48,517)
Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(0.38)	$(1.02)	$(1.36)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	56,758,395	43,657,718	48,494,175	35,755,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss) Income	Deficit
Balance at December 31, 2022	40,394,363	$4	$333,356	$(205)	$(214,761)	$118,394
Stock-based compensation	—	—	2,092	—	—	2,092
Exercise of pre-funded warrants	3,325,644	—	—	—	—	—
Shares purchased in Employee Stock Purchase Plan	45,478	—	96	—	—	96
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	150	—	150
Foreign currency translation adjustment	—	—	—	19	—	19
Net loss	—	—	—	—	(17,404)	(17,404)
Balance at March 31, 2023	43,765,485	$4	$335,544	$(36)	$(232,165)	$103,347
Stock-based compensation	—	—	1,600	—	—	1,600
Shares issued in at-the-market offering	2,591,995	1	16,086	—	—	16,087
Exercise of stock options	21,608	—	55	—	—	55
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	76	—	76
Foreign currency translation adjustment	—	—	—	11	—	11
Net loss	—	—	—	—	(15,583)	(15,583)
Balance at June 30, 2023	46,379,088	$5	$353,285	$51	$(247,748)	$105,593
Stock-based compensation	—		1,672	—	—	1,672
Shares issued in at-the-market offering	962,000	—	5,149	—	—	5,149
Exercise of stock options	13,578	—	43	—	—	43
Issuance of common stock, net of issuance costs	14,375,000	1	64,412	—	—	64,413
Shares purchased in Employee Stock Purchase Plan	31,082	—	110	—	—	110
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	53	—	53
Foreign currency translation adjustment	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(16,638)	(16,638)
Balance at September 30, 2023	61,760,748	$6	$424,671	$(78)	$(264,386)	$160,213

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss) Income	Deficit
Balance at December 31, 2021	23,668,747	$2	$256,948	$18	$(147,700)	109,268
Stock-based compensation	—	—	1,752	—	—	1,752
Exercise of stock options	149,664	—	240	—	—	240
Other comprehensive loss:
Unrealized loss on investments	—	—	—	(132)	—	(132)
Foreign currency translation adjustment	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(16,884)	(16,884)
Balance at March 31, 2022	23,818,411	$2	$258,940	$(129)	$(164,584)	$94,229
Stock-based compensation	—	—	2,185	—	—	2,185
Exercise of stock options	1,678	—	4	—	—	4
Issuance of common stock, net of issuance costs	16,276,987	2	56,135	—	—	56,137
Issuance of pre-funded warrants, net of issuance costs	—	—	12,150	—	—	12,150
Other comprehensive loss:
Unrealized loss on investments	—	—	—	(225)	—	(225)
Foreign currency translation adjustment	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(15,261)	(15,261)
Balance at June 30, 2022	40,097,076	$4	$329,414	$(397)	$(179,845)	$149,176
Stock-based compensation	—	—	1,849	—	—	1,849
Exercise of stock options	59,635	—	115	—	—	115
Exercise of pre-funded warrants	197,240	—	—	—	—	—
Shares purchased in Employee Stock Purchase Plan	40,412	—	92	—	—	92
Comprehensive loss:
Unrealized loss on investments	—	—	—	(60)	—	(60)
Foreign currency translation adjustment	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(16,372)	(16,372)
Balance at September 30, 2022	40,394,363	$4	$331,470	$(477)	$(196,217)	$134,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(49,625)	$(48,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	624	546
Loss on disposal of fixed assets	-	4
Stock-based compensation expense	5,364	5,786
Amortization of premiums and discounts on marketable securities	(3,334)	(1,082)
Reduction in the carrying value of right-of-use assets	364	319
Non-cash interest expense and amortization of debt issuance costs	426	27
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,887)	(933)
Accounts payable	(535)	(1,003)
Accrued expenses	(1,972)	2,435
Operating lease liabilities	(604)	(542)
Prepaid expenses, net of current portion	2,115	(401)
Other long-term liabilities	(124)	—
Net cash used in operating activities	(52,188)	(43,361)
Investing activities
Purchases of marketable securities	(211,465)	(126,007)
Maturities of marketable securities	164,482	117,750
Purchases of property and equipment	(193)	(364)
Net cash used in investing activities	(47,176)	(8,621)
Financing activities
Net proceeds from issuance of long-term debt	27,500	4,050
Proceeds from issuance of common stock	85,649	56,137
Net proceeds from issuance of pre-funded warrants	—	12,150
Proceeds from exercise of stock options	98	359
Proceeds from issuance of common stock for cash under Employee Stock Purchase Plan	206	92
Net cash provided by financing activities	113,453	72,788
Net increase in cash, cash equivalents, and restricted cash	14,089	20,806
Effect of foreign currency exchange rate on cash	(152)	(78)
Cash, cash equivalents, and restricted cash at beginning of period	$33,269	$23,670
Cash, cash equivalents, and restricted cash at end of period	$47,206	$44,398
Supplemental cash flow information:
Cash and cash equivalents	46,895	44,044
Restricted cash	$311	$354
Cash, cash equivalents, and restricted cash at end of period	$47,206	$44,398
Property and equipment unpaid at end of period	$3	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through September 30, 2023, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development activities. The Company incurred net losses of $49.6 million for the nine months ended September 30, 2023 and had an accumulated deficit of $264.4 million as of September 30, 2023. The Company had cash, cash equivalents, and short-term investments of $192.4 million as of September 30, 2023.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes its available cash, cash equivalents, and short-term investments as of September 30, 2023 will be sufficient to fund its cash flow requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Management’s expectations with respect to its ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to delay, reduce, or eliminate some or all of its research and development programs, portfolio expansion, or commercialization efforts, which could adversely affect its business.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments and, from time to time, long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to credit risk by placing its cash with high credit quality financial institutions. The Company’s investments are currently comprised of U.S. Treasury securities and U.S. government agency debt securities, and have also included commercial paper of corporations in prior periods. The Company mitigates credit risk by maintaining a diversified portfolio and limiting the amount of investment exposure as to institution, maturity, and investment type.

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

4. Short-Term Investments

Short-term investments consisted of the following:

	September 30, 2023
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$57,787	$2	$(1)	$57,788
U.S. government agency debt securities	1 year or less	87,679	82	(2)	87,759
		$145,466	$84	$(3)	$145,547

	December 31, 2022
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,451	$4	$(119)	$78,336
U.S. Treasury securities	1 year or less	16,698	—	(83)	16,615
		$95,149	$4	$(202)	$94,951

The Company did not have any investments in a continuous unrealized loss position for more than 12 months as of September 30, 2023. As of September 30, 2023, the Company believes that the cost basis of its available-for-sale securities is recoverable and the Company has the intent and ability to hold its available-for-sale securities until recovery. Therefore, no allowance for credit losses was recorded.

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

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$41,289	$41,289	$—	$—
U.S. government agency debt securities	87,759	—	87,759	—
U.S. Treasury securities (amounts included in either cash and cash equivalents or short-term investments)	62,757	62,757	—	—
Total assets	$191,805	$104,046	$87,759	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$26,587	$26,587	$—	$—
Commercial paper	78,336	—	78,336	—
U.S. Treasury securities	16,615	16,615	—	—
Total assets	$121,538	$43,202	$78,336	$—

There have been no transfers between fair value levels during the three or nine months ended September 30, 2023.

6. License Agreement

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of September 30, 2023, the Company incurred a life-to-date total of $0.7 million in license maintenance fees to Yale. The Company is required to pay Yale up to $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in the Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic-licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases as of September 30, 2023:

•
8,499 square feet of office space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years; and
•
6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025.

During the nine months ended September 30, 2023, cash paid for amounts included in the measurement of lease liabilities was $0.7 million, and the Company recorded operating lease expense of $0.5 million.

Future lease payments under non-cancelable leases as of September 30, 2023 are as follows:

Year Ending December 31,
2023 (remaining 3 months)	$249
2024	1,016
2025	944
$2,209

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2023 or December 31, 2022.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2023 and 2022.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into the Loan Agreement with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contained an additional $20.0 million available to be drawn at the Company’s option through March 31, 2023. The Company elected to borrow the remaining $20.0 million in February 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate are available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. The Company elected to borrow $7.5 million under the second tranche commitment in June 2023. A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent at its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee. As of September 30, 2023, a total of $37.5 million of borrowing capacity remained available under the Loan Agreement, subject to the terms and conditions set forth therein. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026, and the Company is obligated to make interest only payments for the first 36 months and then interest and equal principal payments through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of September 30, 2023 was 9.60%. The Company has the option to prepay all, but not less than, the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee is 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior to the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the loans borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of September 30, 2023, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing, the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company (“Lender Expenses”). The debt issuance costs, Lender Expenses and the Final Fee are being amortized as additional interest expense over the term of the loan using the effective interest method. The Company recorded interest expense of $1.0 million and $2.1 million during the three and nine months ended September 30, 2023, respectively. At September 30, 2023, the carrying value of the Loan Agreement approximated the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan on the Company’s condensed consolidated balance sheet at September 30, 2023:

September 30, 2023
Gross proceeds	$32,500
Unamortized debt issuance costs	(435)
Carrying value	$32,065

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of September 30, 2023 are as follows:

Fiscal Year
2023	$—
2024	—
2025	10,479
2026	24,052
Total	$34,531

9. Stockholders’ Equity

July 2023 Underwritten Offering

On July 27, 2023, the Company entered into an underwriting agreement with BofA Securities, Inc., Cowen and Company, LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to an underwritten public offering of 14,375,000 shares of the Company's common stock, which included 1,875,000 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares (the "July 2023 Shares"). The closing of the offering took place on August 1, 2023. All of the July 2023 Shares were sold by the Company. The offering price of the July 2023 Shares was $4.80 per share. Net proceeds from the sale and issuance of the July 2023 Shares were approximately $64.4 million, after deducting underwriting discounts and commissions and offering expenses.

April 2022 Underwritten Offering

On April 14, 2022, the Company entered into an underwriting agreement with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering under the Company's registration statement on Form S-3 of 16,276,987 shares of the Company’s common stock (the "April 2022 Shares") and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the April 2022 Shares was $3.69 per share and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

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

The pre-funded warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants were equity classified because they were freestanding financial instruments that were legally detachable and separately exercisable from the equity instruments, were immediately exercisable, did not embody an obligation for the Company to repurchase its shares, and permitted the holders to receive a fixed number of shares of common stock upon exercise. In addition, such pre-funded warrants did not provide any guarantee of value or return. As of March 31, 2023, all 3,523,013 pre-funded warrants had been exercised by means of cashless exercise in exchange for the issuance of 3,522,884 shares of the Company's common stock.

Open Market Sale Agreement

On August 11, 2021, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021 (the "Registration Statement"). Under the Registration Statement, the Company may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. For the three months ended September 30, 2023, the Company sold 962,000 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds of $5.1 million. As of September 30, 2023, the Company had sold 3,553,995 shares of its common stock pursuant to the Sales Agreement for aggregate net proceeds of $21.2 million.

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

Stock Options

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate range	4.15% to 4.23%	2.63% to 4.04%	3.36% to 4.23%	1.58% to 4.04%
Dividend yield	—	—	—	—
Expected term of options (years)	6.08	6.08 to 6.48	5.50 to 6.48	5.08 to 6.48
Volatility rate range	88.39% to 88.96%	84.50% to 86.40%	87.68% to 89.67%	84.50% to 87.15%

The weighted-average grant date fair value of options granted in the three and nine months ended September 30, 2023 was $3.79 per share and $4.50 per share, respectively. The total unrecognized compensation cost related to outstanding option awards as of September 30, 2023 was $15.0 million and is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

Activity related to restricted stock units ("RSUs") for the nine months ended September 30, 2023 is summarized in the table below:

Number of Shares
Outstanding as of January 1, 2023	—
Granted	100,000
Canceled / Forfeited	—
Vested / Settled	—
Outstanding as of September 30, 2023	100,000

The weighted-average grant date fair value of RSUs granted in both the three and nine months ended September 30, 2023 was $5.73 per share. The total unrecognized compensation cost related to outstanding RSUs as of September 30, 2023 was $0.5 million and is expected to be recognized over a weighted-average period of 3.5 years.

The total compensation cost recognized in the condensed consolidated statements of operations associated with all the stock-based compensation awards granted by the Company is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$839	$931	$2,546	$2,923
General and administrative	833	918	2,817	2,863
Total	$1,672	$1,849	$5,363	$5,786

10. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders—basic and diluted	$(16,638)	$(16,372)	$(49,625)	$(48,517)
Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(0.38)	$(1.02)	$(1.36)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	56,758,395	43,657,718	48,494,175	35,755,695

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	6,520,878	4,807,509	6,520,878	4,807,509
Unvested RSUs	100,000	—	100,000	—
Total	6,620,878	4,807,509	6,620,878	4,807,509

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 22, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.

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

Executive Summary

During the three months ended September 30, 2023, we continued to advance our ongoing clinical trials of INZ-701 in patients with ENPP1 and ABCC6 Deficiencies. Key highlights and accomplishments during the three months ended September 30, 2023, as well as upcoming anticipated milestones include:

Key Highlights

•
In July 2023, we announced a regulatory update for our global development strategy of INZ-701 for the treatment of ENPP1 Deficiency following meetings with the FDA and the Paediatric Committee of the EMA. Also in July 2023, we completed a scientific advice procedure and reached alignment with the Committee for Medicinal Products for Human Use of the EMA ("CHMP") regarding our global development strategy.
•
In September 2023, we announced positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from our ongoing Phase 1/2 trials of INZ-701 in adults with ENPP1 Deficiency and ABCC6 Deficiency ("PXE").
o
Data from the ongoing trials suggest clinical benefit for ENPP1 Deficiency, including improvement in key biomarkers, patient reported outcomes, and functional outcomes.
o
A rapid, significant, and sustained increase in PPi in patients with ENPP1 Deficiency was observed in all dose cohorts and in all patients, and a significant elevation in PPi was maintained for up to 18 months.
o
Improvement in Global Impression of Change ("GIC") reported by patients and clinicians was observed in all three dose cohorts in the ABCC6 Deficiency trial.
o
INZ-701 was generally well tolerated and exhibited a favorable safety and immunogenicity profile in both trials.
•
In September 2023, we opened the first site for our ENERGY-3 trial, a pivotal trial in pediatric patients with ENPP1 Deficiency, and patient recruitment is underway.

Select Anticipated Milestones for INZ-701

ENPP1 Deficiency

•
We expect to report topline data from the first three cohorts of the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in the first quarter of 2024.
•
We anticipate initiating the ENERGY-2 trial, a pivotal trial of INZ-701 in infants with ENPP1 Deficiency, outside of the United States in the second quarter of 2024.
•
We expect to report interim data from the ENERGY-1 trial, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency, in the second half of 2024.
•
We anticipate reporting topline data from the ENERGY-3 trial in mid-2025.

ABCC6 Deficiency

•
We expect to report topline data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ABCC6 Deficiency in the first quarter of 2024.
•
Subject to regulatory review and sufficient funding, we plan to initiate a Phase 3 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency in the fourth quarter of 2024.

Calciphylaxis

•
We plan to initiate SEAPORT-1, a Phase 1 clinical trial designed to assess safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in patients with end-stage kidney disease ("ESKD") receiving hemodialysis, in the first half of 2024 and report interim data in the fourth quarter of 2024.

Clinical Overview

ENPP1 Deficiency

Phase 1/2 Clinical Trial in Adults with ENPP1 Deficiency

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ENPP1 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of levels of plasma PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients planned per dose cohort. Patients received a single dose and then began twice-weekly dosing one week later. The trial initially enrolled nine patients with ENPP1 Deficiency at sites in North America and Europe. The Phase 1 dose-escalation portion of the trial sought to identify a safe and tolerable dose that increases PPi levels, and that can be used for further clinical development. The ongoing open-label Phase 2 portion of the trial is assessing long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks, where patients may receive doses of INZ-701 at home depending on site-specific protocols. Exploratory endpoints include evaluations of ectopic calcification, skeletal, vascular, and physical function, patient-reported outcomes and exploratory biomarkers.

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

In September 2023, we reported positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. A rapid, significant, and sustained increase in PPi was observed in all dose cohorts and in all patients, and a significant elevation in PPi was maintained for up to 18 months. INZ-701 activity increased in proportion to dose level and a long half-life of approximately 126 hours, and drug accumulation as shown by a greater-than-dose proportional exposure suggests the potential for once-weekly dosing. Exploratory biomarker data were collected to provide evidence of the potential for disease modification with ongoing treatment with INZ-701. Notable changes in key biomarkers support our clinical hypothesis. Clinical outcome measures were also collected to assess potential clinical benefit with ongoing treatment with INZ-701 and to inform the design and patient selection of future trials. Notable changes in patient reported outcomes and functional outcomes were observed in all cohorts, including concordant improvement in GIC scores reported by patients and clinicians, and no patient showed a deterioration from baseline. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701 and no adverse events leading to study withdrawal. Three of the nine patients experienced mild adverse events related to INZ-701. INZ-701 exhibited a favorable immunogenicity profile with low titers of non-neutralizing anti-drug antibodies observed in seven of the nine patients. All nine patients enrolled in the Phase 2 portion of the trial and two of them subsequently withdrew for personal reasons not related to adverse events. The anti-drug antibody levels were transient in three of seven patients. Seven patients remain in the trial and continue on home self-administration of INZ-701 treatment.

We expect to report topline data from the first three cohorts of the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in the first quarter of 2024.

ENERGY-1 Clinical Trial in Infants with ENPP1 Deficiency

In June 2023, we dosed the first infant patient in our Phase 1b, single arm, open-label clinical trial of INZ-701 ("ENERGY-1 trial"), designed primarily to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency. The ENERGY-1 trial is expected to enroll up to eight infants between the ages of 1 and 12 months across multiple sites in the United States and Europe. Patients will receive subcutaneous doses of INZ-701 during the treatment period of 52 weeks and may continue to receive INZ-701 in an extension period beyond 52 weeks. Doses range from 0.2 mg/kg once weekly through 0.6 mg/kg twice weekly, with the ability to increase the dose further depending on the results of pharmacokinetics, pharmacodynamics and safety data. Other outcome measures include evaluation of plasma PPi levels, survival, growth, development, functional performance, cardiac function, and exploratory biomarkers. We expect to report interim data from the ENERGY-1 trial in the second half of 2024.

Additional Anticipated Clinical Trials of INZ-701 for the Treatment of ENPP1 Deficiency

We anticipate initiating the ENERGY-2 trial, a pivotal trial of INZ-701 in infants with ENPP1 Deficiency, outside of the United States in the second quarter of 2024.

We initiated pivotal trial meetings with the FDA in the first quarter of 2023. We have reached agreement with the EMA on a Paediatric Investigational Plan for a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency. We have finalized the design for a global pivotal clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency ("ENERGY-3 trial"). In September 2023, we opened the first site for our ENERGY-3 trial, and patient recruitment is underway. We anticipate reporting topline data from the ENERGY-3 trial in mid-2025.

Pending regulatory discussions and appropriate financial resources, we also plan to conduct a pivotal trial in adolescents and adults with ENPP1 Deficiency ("ENERGY-4 trial").

Global Development Strategy of INZ-701 for the Treatment of ENPP1 Deficiency

In July 2023, we announced a regulatory update for our global development strategy of INZ-701 for the treatment of ENPP1 Deficiency following recent meetings with the FDA and the Paediatric Committee of the EMA. Also in July 2023, we completed a scientific advice procedure and reached alignment with CHMP regarding our global development strategy.

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

ABCC6 Deficiency

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. The trial enrolled 10 patients with ABCC6 Deficiency at sites in the United States and Europe. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ABCC6 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including the evaluation of levels of plasma PPi and other biomarkers. In the Phase 1 dose-escalation portion of the clinical trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients per dose cohort. One patient from the highest dose cohort (1.8 mg/kg) was withdrawn from the Phase 1 portion of the trial at day 18 due to a moderate adverse event (erythema/urticaria) related to INZ-701. Patients received a single dose and then began twice-weekly dosing one week later. In July 2022, we announced preliminary biomarker, safety, and pharmacokinetic data from the 0.2 mg/kg cohort of the Phase 1 dose-escalation portion of this trial. Beginning in 2023, self-administration of INZ-701 in the open-label Phase 2 portion of the trial was available. The Phase 1 dose-escalation portion of the trial sought to identify a safe and tolerable dose that increases PPi levels for further clinical development. The open-label Phase 2 portion of the trial will assess long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks, where patients may receive doses of INZ-701 at home depending on site-specific protocols. Exploratory endpoints will include evaluations of ectopic calcification, vascular and retinal function, patient reported outcomes, and exploratory biomarkers.

In February 2023, we reported positive topline safety, pharmacodynamic, and pharmacokinetic data from this trial. A dose-dependent response in plasma PPi levels was observed, with a sustained increase in the highest dose cohort to levels comparable to those observed in our study of healthy subjects.

In September 2023, we reported positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. A dose-dependent response in plasma PPi levels was observed, with a sustained increase in the highest dose cohort to levels comparable to those observed in our study of healthy subjects. INZ-701 activity in a greater-than-dose proportional manner was observed, and drug accumulation as shown by a greater-than-dose proportional exposure suggests the potential for once weekly dosing. Clinical outcome measures were collected to provide evidence of clinical benefit and to inform the design of future trials in adults. All patients showed improvements on clinician-reported GIC scores and seven of the nine patients showed improvement from baseline on patient-reported GIC scores at the last follow-up. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701. Seven of the 10 patients experienced adverse events related to INZ-701. All adverse events were mild to moderate in severity. One patient withdrew from the trial during the Phase 2 portion for personal reasons not related to an adverse event. INZ-701 exhibited a favorable immunogenicity profile with low titers of non-neutralizing anti-drug antibodies observed in eight of the 10 patients. The anti-drug antibody levels were transient in three out of eight patients. Eight patients remain in the trial and seven continue on home self-administration of INZ-701 treatment.

We expect to report topline data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ABCC6 Deficiency in the first quarter of 2024. Subject to regulatory review and sufficient funding, we plan to initiate a Phase 3 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency in the fourth quarter of 2024.

Expanded Access Program

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

In December 2022, the FDA allowed our Investigational New Drug to enable us to evaluate INZ-701 in a clinical trial in patients with end-stage kidney disease and calciphylaxis. We plan to initiate SEAPORT-1, a Phase 1 clinical trial designed to assess safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in patients with ESKD receiving hemodialysis, in the first half of 2024 and report interim data in the fourth quarter of 2024. We expect data from this trial to inform our development plans in calciphylaxis. We are also exploring the potential for development of a gene therapy for ENPP1 Deficiency.

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

As a result, we will need to obtain substantial additional funding to support our continuing operations. Until such time, if ever, as we can generate significant revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution and licensing arrangements. We do not have any committed external source of funds, other than under our loan and security agreement with K2 HealthVentures LLC (the "Loan Agreement"). Our ability to borrow under our Loan Agreement is subject to our satisfaction of specified conditions and lender discretion. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce, or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments as of September 30, 2023 will enable us to fund our cash flow requirements into the fourth quarter of 2025. We based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “Liquidity and Capital Resources.”

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

Other Income (Expense), net

Other income (expense), net primarily consists of interest income on marketable securities and foreign exchange gains or losses.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$13,341	$12,191	$1,150
General and administrative	4,733	4,721	12
Total operating expenses	18,074	16,912	1,162
Loss from operations	(18,074)	(16,912)	1,162
Other income (expense):
Interest income, net	1,416	737	679
Other income (expense), net	20	(197)	(217)
Other income, net	1,436	540	896
Net loss	$(16,638)	$(16,372)	$266

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
INZ-701-related research and development expense	$8,236	$7,544	$692
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	4,335	3,947	388
Facilities and administrative expense	770	700	70
Total	$13,341	$12,191	$1,150

Research and development expense increased $1.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a $0.7 million increase in INZ-701-related research and development expense and a $0.4 million increase in personnel-related expense.

INZ-701-related research and development expense increased $0.7 million primarily due to a $0.5 million increase in non-clinical research and development expense to support our ongoing clinical trials. Personnel-related expense increased $0.4 million primarily due to increased headcount needed to support our ongoing clinical trials.

General and Administrative Expense

General and administrative expense remained relatively flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Interest Income, net

Interest income, net for the three months ended September 30, 2023 increased approximately $0.7 million compared to the three months ended September 30, 2022 due to a $1.6 million increase in interest income as a result of higher interest rates and a larger cash balance on which we are earning interest, which was partially offset by a $0.9 million increase in interest expense associated with the Loan Agreement.

Other Income (Expense), net

Other income (expense), net decreased approximately $0.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as the three months ended September 30, 2022 reflected approximately $0.2 million of unrealized losses associated with cash balances we held which were denominated in Euros.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$36,864	$34,012	$2,852
General and administrative	15,973	15,130	843
Total operating expenses	52,837	49,142	3,695
Loss from operations	(52,837)	(49,142)	3,695
Other income (expense):
Interest income, net	3,254	1,118	2,136
Other expense, net	(42)	(493)	(451)
Other income, net	3,212	625	2,587
Net loss	$(49,625)	$(48,517)	$1,108

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
INZ-701-related research and development expense	$22,064	$20,797	$1,267
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	12,817	11,446	1,371
Facilities and administrative expense	1,983	1,769	214
Total	$36,864	$34,012	$2,852

Research and development expense increased approximately $2.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to increases of $1.4 million in personnel-related expense and $1.3 million in INZ-701-related research and development expense.

Personnel-related expense increased $1.4 million primarily due to increased headcount needed to support our ongoing clinical trials. INZ-701-related research and development expense increased $1.3 million primarily due to a $0.7 million increase in non-clinical research and development expense to support our ongoing clinical trials and a $0.6 million increase in chemistry, manufacturing, and controls expense to support our ongoing clinical trials and prepare for potential commercialization.

General and Administrative Expense

General and administrative expense increased $0.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a $0.7 million increase in personnel-related expenses driven by expenses recorded for the transition and separation agreement entered into with our former chief executive officer in the three months ended March 31, 2023.

Interest Income, net

Interest income, net for the nine months ended September 30, 2023 increased approximately $2.1 million compared to the nine months ended September 30, 2022 due to a $4.2 million increase in interest income as a result of higher interest rates and a larger cash balance on which we are earning interest, partially offset by a $2.0 million increase in interest expense associated with the Loan Agreement.

Other Expense, net

Other expense, net decreased approximately $0.5 million for the nine months ended September 30, 2023 due to a lower amount of unrealized losses associated with our marketable securities compared to the nine months ended September 30, 2022.

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

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021, or the Registration Statement. Under the Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. For the three months ended September 30, 2023, we sold 962,000 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $5.1 million. As of September 30, 2023, we had sold 3,553,995 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million.

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

In August 2023, we closed an underwritten offering in which we sold 14,375,000 shares of common stock under the Registration Statement. Net proceeds from the offering were approximately $64.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents, and short-term investments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$46,895	$32,915
Short-term investments	145,547	94,951
Total cash, cash equivalents, and short-term investments	$192,442	$127,866

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(52,188)	$(43,361)
Net cash used in investing activities	(47,176)	(8,621)
Net cash provided by financing activities	113,453	72,788
Net increase in cash, cash equivalents, and restricted cash	$14,089	$20,806

Net Cash Used in Operating Activities

Net cash used in operating activities increased approximately $8.8 million primarily due to a $3.9 million increase in payments against accounts payable and accrued expenses and a $3.3 million increase in our net loss adjusted for non-cash items in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $38.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as an $85.5 million increase in purchases of marketable securities exceeded a $46.7 million increase in maturities of marketable securities in the nine months ended September 30, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $40.7 million for the nine months ended September 30, 2023 primarily due to a $23.5 million increase in net proceeds received from the issuance of long-term debt and a $17.4 million increase in combined net proceeds received from the issuance of common stock and pre-funded warrants.

Funding Requirements

We expect to devote substantial financial resources toward our ongoing and planned activities, particularly as we execute on our global development strategy, conduct our ongoing clinical trials of INZ-701 for ENPP1 and ABCC6 Deficiencies, and continue research and development and initiate additional planned clinical trials of, and seek marketing approval for, INZ-701 and any other product candidate we develop. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce, or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments as of September 30, 2023 will enable us to fund our cash flow requirements into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 or any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidate.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Contractual Obligations, Commitments and Contingencies

Except for the additional borrowings under the Loan Agreement in February 2023 and June 2023 and described in Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, during the three and nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, our cash equivalents consisted of short-term money market funds and U.S. government agency debt securities. As of September 30, 2023, our short-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2023, the aggregate principal amount outstanding under the Loan Agreement was $32.5 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of September 30, 2023 was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2023 and 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, during the three months ended September 30, 2023.

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

We have used approximately $110.9 million of the net proceeds from the IPO as of September 30, 2023 to fund clinical development of INZ-701 and our preclinical research and development activities, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

INOZYME PHARMA, INC.

Date: November 7, 2023	By:	/s/ Douglas A. Treco
Douglas A. Treco
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Sanjay S. Subramanian
Sanjay S. Subramanian
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)