Form 10-K
period 2023-12-31
Inozyme Pharma, Inc.
filed 2024-03-12
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 30, 2023, was $199,465,749.

As of March 7, 2024, the registrant had 61,771,977 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the heading “Summary of Material Risks Associated with Our Business” and the “Risk Factors” section and include, among other things

•
our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency (the "ENERGY-1 trial"), our ongoing pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency (the "ENERGY-3" trial), and our ongoing Phase 1 clinical trial of INZ-701 in patients with end-stage kidney disease receiving hemodialysis (the "SEAPORT-1 trial"), including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the timing, design, and conduct of our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, including our planned pivotal clinical trials of INZ-701 for infants (the "ENERGY-2 trial"), and in adolescents and adults with ENPP1 Deficiency (the "ENERGY-4 trial"), and our planned Phase 3 clinical trial of INZ-701 for patients with ABCC6 Deficiency;
•
our plans to conduct research, preclinical testing, and clinical trials of INZ-701 for additional indications;
•
our plans to conduct research, preclinical testing, and clinical trials of other product candidates;
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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results, and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•
We have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and may never achieve or maintain profitability. Our net losses were $71.2 million for the year ended December 31, 2023 and $67.1 million for the year ended December 31, 2022.

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

•
Interim topline and preliminary results from our clinical trials that we announce or publish from time to time, such as interim data we have disclosed from our ongoing Phase 1/2 clinical trials of INZ-701 in adults with ENPP1 Deficiency and ABCC6 Deficiency, may change as more participant data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

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

•
The design and conduct of our clinical trials for the treatment of ENPP1 or ABCC6 Deficiencies or calciphylaxis may take longer, be more costly or be less effective as a result of the novelty of development in these diseases. We may use new or novel endpoints or methodologies and regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results.

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

•
We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business. If we are not able to maintain these third-party relationships or if these arrangements are terminated, we may have to alter our development and commercialization plans and our business could be adversely affected.

•
We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical testing and clinical trials, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Item 1. BUSINESS

Overview

We are a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases impacting the vasculature, soft tissue, and skeleton. Through our in-depth understanding of a key biological pathway, we are pursuing the development of therapeutics that address pathologic mineralization and intimal proliferation, or smooth muscle cell overgrowth that leads to narrowing and the obstruction of blood vessels, to improve the underlying causes of these debilitating diseases. It is well established that low levels of plasma pyrophosphate ("PPi") drive pathologic mineralization and low levels of adenosine drive intimal proliferation in a number of rare diseases. We are initially focused on developing a novel therapy for diseases characterized by pathologic calcification and intimal proliferation, including ENPP1 Deficiency and ABCC6 Deficiency, as well as calciphylaxis.

ENPP1 and ABCC6 Deficiencies are rare chronic, systemic, and progressive genetic diseases occurring over the course of a patient’s lifetime, starting as early as fetal development and spanning into adulthood. These diseases represent a significant unmet medical need, with high mortality rates for infants with ENPP1 Deficiency and high levels of morbidity occurring for patients with these diseases throughout their lives. Calciphylaxis is a rare disorder with a high mortality rate that mostly affects patients with end-stage kidney disease ("ESKD"). There are currently no approved therapies for ENPP1 Deficiency, ABCC6 Deficiency, or calciphylaxis. Currently available treatments seek to minimize the manifestations of these diseases and do not address the underlying causes of these diseases.

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to cleave extracellular adenosine triphosphate ("ATP") to generate PPi and adenosine monophosphate ("AMP"), which can be processed to phosphate and adenosine. This process is central to the regulation of calcium deposition throughout the body and is further associated with the inhibition of intimal proliferation. We have generated robust proof of concept data in preclinical models of ENPP1 Deficiency, ABCC6 Deficiency, and chronic kidney disease ("CKD") demonstrating that INZ-701 prevented pathologic mineralization and skeletal abnormalities, led to improvements in overall health and survival, and prevented intimal proliferation.

We are currently conducting clinical trials of INZ-701 for the treatment of ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis. The U.S. Food and Drug Administration ("FDA") has granted orphan drug designation and the European Medicines Agency ("EMA") has granted orphan designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency. Refer to the "Clinical Development of INZ-701 for ENPP1 Deficiency" and "Clinical Development of INZ-701 for ABCC6 Deficiency" sections below for further details on our clinical programs.

We retain worldwide, exclusive development and commercialization rights to our pipeline and programs, including INZ-701. Our current development programs are protected through exclusive intellectual property rights, including filed and issued patents covering composition of matter for ENPP1-Fc fusion proteins, including INZ-701, and methods of treatment. We obtained an exclusive, worldwide license to our foundational intellectual property rights from Yale University ("Yale") in January 2017. In July 2020, we entered into an intellectual property asset purchase agreement with Alexion Pharmaceuticals, Inc. ("Alexion") pursuant to which Alexion sold and assigned to us its right, title, and interest in and to specified patent rights and other specified assets solely related to ENPP1.

To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, offerings of common stock and pre-funded warrants, and borrowings under our loan and security agreement (the "Loan Agreement") with K2 HealthVentures LLC ("K2HV").

Strategy

Our goal is to develop and commercialize safe and effective therapies for the treatment of patients suffering from a broad range of genetic and non-genetic diseases of pathologic mineralization and intimal proliferation. The critical components of our strategy to achieve this goal include:

•
Efficiently advance clinical development for our lead product candidate, INZ-701, with a focus on infants and children with ENPP1 and ABCC6 Deficiencies. Our initial studies of INZ-701 in adult patients with ENPP1 and ABCC6 Deficiencies provided safety, pharmacokinetic, and pharmacodynamic data supporting clinical development in infants and children with these diseases. We believe that these affected groups represent the most urgent unmet need in these disorders. In September 2023, we opened the first site for our ENERGY-3 trial, a pivotal trial in pediatric patients with ENPP1 Deficiency, and patient recruitment is underway. We are also currently enrolling infants with ENPP1 Deficiency in our ENERGY-1 Phase 1b clinical trial. We expect to begin treating infants with ABCC6 Deficiency as part of the ENERGY-1 trial. Pending appropriate financial resources, we may conduct additional clinical trials of INZ-701 in adolescents and adults with ENPP1 Deficiency. Subject to regulatory review and sufficient funding, we plan to initiate a Phase 3 clinical trial of INZ-701 in patients with ABCC6 Deficiency in the first quarter of 2025. We believe that our clinical strategy, subject to ongoing discussions with regulatory authorities, of linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy may provide an efficient path for development and availability of clinical data.
•
Build a patient-focused company to treat diseases of pathologic mineralization and intimal proliferation. We intend to continue to engage with patient advocacy groups, medical centers of excellence, and medical specialists to fully understand the physical and economic burden these diseases have on patients. We have completed a burden of disease study in ENPP1 Deficiency and ABCC6 Deficiency with GACI Global, a patient advocacy organization dedicated to bettering the lives of families affected by generalized arterial calcification of infancy ("GACI") and autosomal-recessive hypophosphatemic rickets type 2 ("ARHR2") to understand the progression of the disease from the perspective of a patient and caregiver. We have completed a retrospective, cross-sectional natural history study of patients who had GACI or any presentation of ENPP1 Deficiency. We have several ongoing programs, including a retrospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency and a prospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency. Finally, we have launched a registry for all patients with ENPP1 Deficiency and infantile-onset ABCC6 Deficiency in order to expand our understanding of the burden of disease and disease progression across the entire disease population. We believe that the findings from these studies and others like it have been and will be important in supporting ongoing and future trial design and patient enrollment.

We are also building awareness and understanding of the disease by promoting, through physician networks and patient organizations, the systematic genetic diagnosis of at-risk mothers, infants, and children to best intervene as early as possible in the disease. We have worked with multiple public and private organizations to introduce routine testing for ENPP1 and ABCC6 variants. Our partnership with the Rady Children’s Institute for Genomic Medicine aims to expand newborn screening for genetic diseases to 1,000 diseases and sequence 3.7 million newborns annually. We successfully advocated for inclusion of ENPP1 and ABCC6 in the initial list of genes in the Genomic England’s Generation Study, which aims to sequence the genomes of more than 100,000 infants and pave the way for potential widespread implementation of whole-genome sequencing in newborn screening.

•
Establish commercialization infrastructure for the marketing and sale of INZ-701 for rare indications. We retain worldwide, exclusive development and commercialization rights to INZ-701. Our current efforts focused on disease awareness and diagnosis, through our interactions with physician networks and patient organizations, as well as our patient registry, are laying the groundwork for an independent commercial organization. Given the limited number of specialists who treat the rare diseases we are initially pursuing, we believe that we will be able to commercialize INZ-701, if approved, in these indications with a small, targeted, internal sales and commercial organization in the United States and other major markets. Our executives have a strong track record and experience in building and managing biopharmaceutical companies and in rare disease research and development, developing new markets, obtaining marketing approval for and commercializing therapies for previously unexplored rare diseases. We may explore the use of a variety of types of collaboration, co-promotion, distribution, and other marketing arrangements with one or more third parties to commercialize our product candidates in smaller markets outside the United States or for other situations in which a larger sales and marketing organization is required.

•
Expand our research and development efforts for INZ-701 in additional diseases of pathologic mineralization and intimal proliferation and for other therapies beyond INZ-701. Based on its mechanism of action, we believe that INZ-701 has the potential to increase plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene, including patients with calciphylaxis. Although ENPP1 Deficiency was initially described in patients with biallelic ENPP1 Deficiency (homozygous or compound heterozygous mutations), many patients with monoallelic ENPP1 Deficiency (heterozygous mutations) have clinical symptoms, potentially increasing the worldwide prevalence. In February 2024, we initiated SEAPORT-1, a Phase 1 clinical trial designed to assess safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in up to 10 patients with ESKD receiving hemodialysis. We also plan to continue to apply our expertise to identify and develop new therapeutics for ENPP1 Deficiency, ABCC6 Deficiency, calciphylaxis, and other diseases of pathologic mineralization. For example, we are currently exploring the potential for development of a gene therapy for ENPP1 Deficiency.
•
Continue to strengthen and expand our intellectual property portfolio and our rights to complementary technologies. We intend to continue to pursue new scientific and therapeutic insights to position ourselves as leaders in the treatment of diseases impacting the vasculature, soft tissue and skeleton as well as intimal proliferation. In our Company's laboratory and in collaboration with academic and research institutions, we plan to continue to conduct translational experiments, validate disease models and evaluate new treatment modalities in our area of focus. Our current development programs are protected through exclusive intellectual property rights, including with filed and issued patents covering composition of matter for ENPP1-Fc fusion proteins, including INZ-701, and methods of treatment. We have expanded and expect to continue to expand the breadth of our intellectual property portfolio over time to incorporate novel insights we obtain through our research. In addition, we may further expand our development pipeline by opportunistically in-licensing or acquiring the rights to complementary technologies and product candidates. For example, in July 2020, we expanded our intellectual property portfolio when we acquired specified patent rights and other specified assets related to ENPP1 from Alexion.

Pipeline

Our lead development programs, for which we retain worldwide exclusive development and commercialization rights, are summarized in the table below.

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

In a properly functioning mineralization pathway, the protein encoded by the ABCC6 gene (ATP-Binding Cassette in the C6 family) located on the cellular membrane is responsible for transporting ATP from inside a cell to outside the cell. The enzyme encoded by the ENPP1 gene (ectonucleotide pyrophosphatase/phosphodiesterase 1) then cleaves ATP into PPi and AMP. PPi is a potent regulator of mineralization and, in particular, controls the rate of calcium crystal deposition in bone. AMP is further metabolized into adenosine, a potent regulator of cellular proliferation that, in particular, modulates a blood vessel’s response to injury and is responsible for preventing intimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels.

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

Low levels of PPi lead to pathologic mineralization and pathological calcification in areas of the body where it should not occur, referred to as ectopic calcification. This ectopic calcification occurs in the vasculature and soft tissue, including multiple organ systems, and results in disease. The heart, kidney, and skin are especially vulnerable to the effects of pathologic mineralization and pathological, ectopic calcification. Pathologic, ectopic calcification in blood vessels inside bones can also interfere with normal skeletal mineralization.

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

ENPP1 Deficiency and Disease Manifestations

ENPP1 Deficiency is a rare, inherited, genetic inborn error of metabolism caused by inactivating mutations in the ENPP1 gene. The condition is inherited as an autosomal recessive trait in which mutations in the ENPP1 gene result in decreased or absent activity of the ENPP1 enzyme. ENPP1 Deficiency results in low plasma levels of PPi, vascular calcification, and intimal proliferation, and is a single, chronic, systemic, and progressive disease with high mortality and morbidity. The spectrum of manifestations for ENPP1 Deficiency includes an infantile phase, a pediatric phase and an adult phase.

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

In the pediatric phase, in addition to continuing vascular and organ calcification, ENPP1 Deficiency is characterized by the onset of rickets, which has been referred to in the medical literature as ARHR2. This is associated with an excess circulating concentration of a hormone known as fibroblast growth factor-23 (FGF23), which in turn causes the kidneys to waste phosphate, giving rise to rickets. ENPP1 Deficiency is also associated with severe skeletal deformities, short stature, and severe bone and joint pain. In addition, children with ENPP1 Deficiency may experience excess calcification in joints and ligaments and dental problems caused by disrupted tooth movement and exfoliation. Early onset of hearing loss has also been reported in these children. Patients with pediatric ENPP1 Deficiency experience impaired growth and development and generally decreased quality of life, including impaired ability to engage in normal childhood activities.

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

The graphs below, adapted from a third-party study, show that patients with ENPP1 Deficiency have decreased levels of PPi and elevated levels of ATP in the plasma. This study measured plasma levels of PPi and plasma levels of ATP in healthy volunteers between 19 and 40 years of age and in patients with ENPP1 Deficiency between the ages of one month and 19 years of age. A p-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than 5% likelihood that the observed results occurred by chance. Values are presented as the mean ± standard deviation ("SD"). In these graphs, the symbol ** represents a p-value of less than 0.005 and the symbol *** represents a p-value of less than 0.001.

Source: Nitschke et al. Experimental & Molecular Medicine (2018)

Retrospective Natural History Study

We conducted what we believe is the largest retrospective, cross-sectional, natural history study of infants, children and adults who had GACI or any presentation of ENPP1 Deficiency, including subjects with the acute form of ABCC6 Deficiency who were diagnosed with GACI as infants. The U.S. National Institutes of Health ("NIH") and the University of Münster in Germany contributed data on 127 subjects across 18 countries to this natural history study. Preliminary results from the study suggest that ENPP1 Deficiency, regardless of its phenotypic manifestation or original diagnosis as GACI or ARHR2, appears to be a chronic, systemic, and progressive disease that occurs over the course of a patient’s lifetime.

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

Calcification, Skeletal Abnormalities and Rickets Occur Simultaneously from Birth in ENPP1 Deficiency

Arterial Calcification
Postnatal Rickets
Skeletal Abnormalities
Patients Without Event (%)
Age (year)
0
20
40
60
80
100
0
5
10
15
20
25
30

The data also suggest that patients who survive their first 12 months of life continue developing a systemic, progressive disease involving arterial, skeletal, and other organ calcifications, leading to physiological dysfunction across many systems. The graph below shows the Kaplan–Meier curve demonstrating systemic progression of the disease. The following manifestations of disease occur in progression: arterial calcification, cardiac dysfunction, organ calcification, pulmonary dysfunction, and neurological dysfunction.

Calcification and Organ Dysfunction Occur
Sequentially and Progressively in ENPP1 Deficiency

Arterial Calcification
Cardiac Dysfunction
Neurological Dysfunction
Organ Calcification
Pulmonary Dysfunction
Patients Without Event (%)
100
80
60
40
20
0
0
5
10
15
20
25
30
Age (year)

The data suggest that arterial calcification, organ calcification, and organ dysfunction proceed in a progressive manner, with organ-specific symptoms emerging sequentially with time well into adulthood.

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

ENPP1 Deficiency Incidence and Prevalence; Current Standard of Care

ENPP1 Deficiency is estimated to occur in approximately one in 64,000 pregnancies worldwide, and we believe there are approximately 37,000 patients in addressable markets worldwide with ENPP1 Deficiency. In North America, the European Union ("EU"), Japan, and Brazil, we believe there are approximately 9,400 patients with ENPP1 Deficiency. In 2022, an analysis of all published cases of ENPP1 Deficiency patients diagnosed with GACI or ARHR2, and two published natural history studies, reported a threefold increase in pathogenic/likely pathogenic ENPP1 variants compared to those identified as of 2020.

There are currently no approved therapies for ENPP1 Deficiency. Currently available treatments seek to minimize the manifestations of this disease. Some retrospective studies have reported potential therapeutic effect in infants of the bisphosphonate etidronate, a first-generation bisphosphonate developed to treat osteoporosis. However, these findings have been controversial due to selection bias in the study. In addition, etidronate has been discontinued in the United States, and bisphosphonate use can be associated with longer term adverse effects on skeletal development. Administration of active vitamin D3 and oral phosphate are sometimes used to address the rickets of ENPP1 Deficiency, although use of oral phosphate may actually increase the risk of pathological calcification. In a third-party healthy volunteer study, treating PPi deficiency by adjusting the diet was an inefficient process, with only a small fraction of dietary PPi being absorbed.

ABCC6 Deficiency and Disease Manifestations

ABCC6 Deficiency is a rare, autosomal recessive gene disease characterized by a progressive ectopic deposition of calcium phosphate crystals on various extracellular matrices which leads to fragmentation of elastic fibers affecting the elastin-rich tissues such as the skin, the retina, and the vascular wall. Clinically diagnosed as pseudoxanthoma elasticum ("PXE") in adults, ABCC6 Deficiency has a high morbidity and cardiovascular and ophthalmological manifestations. Ocular changes include angioid streaks reflecting mineralization of Bruch’s membrane behind the pigmented retinal epithelium, which allows neovascularization of the retina, leading to loss of visual acuity, hemorrhage, and blindness. Cardiovascular manifestations include intermittent claudication, gastrointestinal ("GI") hemorrhages associated with stenoses of GI arteries, and stroke. Ectopic mineralization has also been noted in kidneys, joints, and tendons in patients with ABCC6 Deficiency, demonstrating this is a systemic and heterogenous disease. Infants with ABCC6 Deficiency may present with symptoms nearly identical to infants with ENPP1 Deficiency, and this syndrome is referred to as GACI-2.

Older pediatric patients with ABCC6 Deficiency may develop or present with ischemic stroke secondary to cerebrovascular stenosis and insufficiency, as well as other signs and symptoms observed in adult patients. In our natural history study of early onset ABCC6 Deficiency, we observed four of nine (44%) patients with biallelic ABCC6 mutations who suffered stroke at an early age, ranging from in utero to four years. These patients suffered significant disability, including residual paralysis and seizure disorders. Herring et al, have reported on a two-month-old girl with ABCC6 Deficiency caused by biallelic mutations who presented with multiple cerebral infarcts as well as extensive vascular calcification. Yasuhara described a 14-year-old girl with PXE who had no overt neurological deficits but exhibited occlusion of the right internal carotid artery, as well as other cerebral arterial occlusions. Bertamino et al reported on two pediatric patients with PXE who presented with cerebral vasculopathy and early onset stroke. Imaging of both patients revealed prominent narrowing of cerebral arteries. One of these patients remained undiagnosed until overt PXE developed later in life. Grossi et al systematically evaluated 38 pediatric patients with stroke of unknown etiology and screened them using a customized gene panel including 15 genes associated with genetic disease related to pediatric stroke. Four of the 38 patients had either heterozygous or compound heterozygous ABCC6 mutations. In addition, through our physician outreach program, we are aware of multiple other unpublished pediatric patients with ABCC6 Deficiency with either stroke or neurological symptoms. We suspect that many pediatric patients with unexplained stroke due to heterozygous and biallelic ABCC6 Deficiency remain undiagnosed. This information suggests we have identified a patient population with a severe unmet need who are in need of definitive treatment.

The graphs below, adapted from a third-party study, show that patients with PXE have decreased levels of PPi and ATP in the plasma. This study measured plasma levels of PPi and plasma levels of ATP in healthy volunteers with an average age of 45 years (SD ± 11 years) and in patients with PXE with an average age of 46 years (SD ± 13 years). A p-value is a conventional method for measuring the statistical significance of clinical results. Values are presented as the mean ± SD. In these graphs, the symbol ### represents a p-value of less than 0.005.

PPi
2.5
2.0
1.5
1.0
0.5
0.0
µmol/L
###
CTRL
n=29
PXE
n=25
ATP
2.5
2.0
1.5
1.0
0.5
0.0
µmol/L
###
CTRL
n=17
PXE
n=18

Source: Kauffenstein, et al. J Inv Derm 2018

ABCC6 Deficiency Incidence and Prevalence; Current Standard of Care

ABCC6 Deficiency is estimated to affect approximately one per 25,000 to 50,000 individuals, with the disease being diagnosed twice as frequently in females as in males, and we believe there are more than 67,000 patients worldwide with ABCC6 Deficiency. In North America, the EU, Japan, and Brazil, we believe there are approximately 24,400 patients with ABCC6 Deficiency.

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

Calciphylaxis and Disease Manifestations

Calciphylaxis is a rare disease with a high mortality rate that mostly affects patients with ESKD. This disease is associated with low levels of PPi and is characterized by pathologic mineralization and intimal proliferation of the vasculature in the skin and fatty tissues leading to poor blood flow, blood clots, painful skin ulcers, serious infections, and death. Initial skin lesions typically present as extremely painful plaques and nodules, and progress to necrotic ulcers. This disease has a reported one-year survival rate of approximately 50%. The estimated incidence rate of calciphylaxis is approximately 3.5 per 1,000 patients with ESKD with approximately 5,000 new patients presenting annually across major geographies, including North America, the EU, Japan, and Brazil. There are currently no approved therapies for calciphylaxis, although use of sodium thiosulfate, a chelating agent intended to lower calcium content in the blood, reportedly improves wound healing. Patients also are often advised to maintain a low phosphate diet.

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

In addition, a prospective cohort study conducted as part of the Partners Calciphylaxis Biorepository and Patient Registry (NCT03032835) enrolled 70 patients with calciphylaxis. Plasma PPi levels were measured using an ATP Sulfurylase/Luminescence-based method at enrollment (n=70) and at 6-week follow-up (n=30). In adjusted models, for every 10 nM decrease in PPi at enrollment, an approximately 25% increase in mortality was observed at 6 weeks. Reduction in PPi levels over 6 weeks since enrollment was associated with an increased 12-week mortality (p=0.04). In addition, low plasma PPi levels were correlated with higher numbers of skin lesions, suggesting a higher severity of calciphylaxis and predicting the mortality risk among patients with calciphylaxis (Chewcharat et al 2023).

Our Solution: INZ-701

Overview of INZ-701

INZ-701 is a soluble, recombinant protein containing the extracellular domain of native human ENPP1 fused to the fragment crystallizable ("Fc") domain of the immunoglobulin IgG1. In its native form, ENPP1 is a transmembrane enzyme with a modular structure consisting of a short intracellular domain, a single transmembrane domain and an extracellular domain that contains a conserved catalytic site responsible for enzymatic activity. ENPP1 is expressed predominantly in the liver and, to a lesser extent, in the kidney and bone. INZ-701 contains the extracellular soluble domain of ENPP1 fused to the Fc domain of IgG1 to minimize immunogenicity, stabilize the construct, increase the plasma half-life, and allow ease of purification.

The construction and presumed structure of INZ-701 is depicted in the figure below.

INZ-701 is designed to mimic the function of native ENPP1 protein, thus increasing PPi and adenosine, for ENPP1 Deficiency and providing therapeutic effect to treat other diseases, like ABCC6 Deficiency and calciphylaxis, involving low PPi levels. In contrast to native ENPP1, INZ-701 is a soluble protein that is designed to circulate throughout the body and access extracellular ATP and other nucleotide proteins. Like native ENPP1, INZ-701 cleaves ATP into PPi and AMP, a precursor of adenosine. Pharmacologically, INZ-701 is designed to have prolonged distribution and elimination phases, leading to steady-state concentrations in the blood over time and making dosing possible at infrequent intervals, potentially once-weekly dosing. INZ-701 is formulated for subcutaneous delivery.

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

The FDA has granted orphan drug designation, fast track designation, and rare pediatric disease designation to INZ-701 for the treatment of ENPP1 Deficiency and has granted orphan drug designation to INZ-701 for ABCC6 Deficiency. The EMA has also granted orphan drug designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency.

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

The above findings in Abcc6-deficient mice were also observed in another study, as shown in the graph below, where doses of INZ-701 ranging from 2 mg/kg to 10 mg/kg increased plasma PPi levels to wild-type levels. In the graph below, the symbol * represents a p-value of less than 0.05, and the symbol **** represents a p-value of less than 0.001 relative to Abcc6-deficient mice treated with vehicle. We believe that the data from these two studies in Abcc6-deficient mice suggest the potential of ENPP1-Fc fusion proteins to increase plasma PPi levels and thereby reduce pathologic tissue calcification.

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

We obtained evidence of changes in vascular calcification in asj mice on the acceleration diet by carrying out scans of the heart and aorta using a technique known as high resolution micro computed tomography ("micro CT"). All nine asj mice dosed with vehicle control showed variable but extensive calcification in the aorta, coronary artery and heart. All nine asj mice dosed with 0.2 mg/kg of INZ-701 showed a pattern and intensity of calcification signals similar to that shown when mice were dosed with vehicle control. In almost all cases, increasing the dose of INZ-701 to 1 mg/kg or 5 mg/kg completely prevented calcification in the heart and in the aorta. Only one out of nine mice from the 1 mg/kg group showed some evidence of cardiovascular calcification. Treatment with 5 mg/kg of INZ-701 completely prevented calcification in the heart and aorta in all eight mice dosed in the 5 mg/kg group. The dose response and degree of calcification measured by micro CT of the heart and aorta for each mouse in this study are illustrated below in increasing shades of blue and green. We believe these results suggest that INZ-701 may have the ability to significantly reduce the extent of ectopic calcification due to ENPP1 Deficiency. In the study represented by the illustration below, the p-value for the degree of calcification for asj mice dosed with INZ-701 compared to asj mice dosed with vehicle control was 0.5341 for the 0.2 mg/kg group and 0.0004 for both the 1 mg/kg group and 5 mg/kg group.

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

Overall Health and Survival

In addition to the measured changes in calcium deposition, treatment of asj mice with 0.2 mg/kg, 1 mg/kg, or 5 mg/kg of INZ-701 and vehicle control every other day also led to improvements in overall health. Mice treated with INZ-701 had a dose-dependent increase in body weight compared to mice treated with vehicle control, whose average weight at 27 to 56 days was only 60% that of wild-type mice. Compared to asj mice treated with vehicle control, mice treated with INZ-701 at 1 mg/kg and 5 mg/kg showed significant increases in body weight. The results of this study are shown in the graph below.

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

In another experiment, we treated asj mice with 0.2 mg/kg, 1 mg/kg, or 5 mg/kg of INZ-701 and vehicle control for 56 days to analyze by micro CT the femora and tibiae bones and measure both trabecular number and cortical thickness, which are two important contributors of bone strength. The strength of a bone and its ability to resist fracture is dependent upon these two structural parameters. Treatment of asj mice with INZ-701 corrected the bone defects, leading to a dose-dependent increase in bone length, trabecular number and cortical thickness as compared to asj mice treated with vehicle control.

Intimal Proliferation

Intimal proliferation resulting from ENPP1 Deficiency was also replicated in corresponding animal models. In animal models, intimal proliferation is accelerated during conditions of injury including ligation of the artery. The exact mechanism linking ENPP1 Deficiency to intimal proliferation is under investigation but is believed to directly involve the adenosine pathway.

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

To further evaluate INZ-701’s effects on intimal proliferation, we conducted a pilot study in a swine model. In this study, three pigs underwent surgery in which stents were inserted into the coronary, profunda, and femoral arteries. At day 14, the stents were re-injured with balloon dilation to initiate additional intimal proliferation at the stented arterial sites. The sites were then evaluated with angiography and optimal coherence tomography ("OCT"). We dosed the pigs with vehicle control and 10 mg/kg of INZ-701 every four days, with the first dose administered on day 10. At day 42, the pigs again underwent angiography and OCT, and quantification of intimal proliferation was performed in the OCT images and compared to the day 14 OCT evaluation.

In this study, INZ-701 significantly (p<0.05) inhibited stenosis or intimal proliferation in the profunda artery over 28 days. These results in a large animal model of intimal proliferation support the results from the studies in the mouse model of intimal proliferation.

Safety and Toxicology

We evaluated INZ-701 in toxicology studies in rats, mice, and non-human primates. In single and multiple administration studies in rats and non-human primates, the maximum tolerated doses of INZ-701 were determined to be 180 and 100 mg/kg, respectively. In these studies, no systemic adverse effects or pathological effects were noted with INZ-701. Because both non-human primates and mice are relevant species, based on gene sequence homology and biologic activity, we subsequently conducted 28-day good laboratory practices ("GLP") investigational new drug application ("IND")-enabling studies in each species. In these studies, there were no adverse events and we observed normal histopathology and clinical pathology. In addition, we conducted a 28-day GLP cardiovascular study in non-human primates and a 28-day GLP central nervous system and respiratory risk study in mice. There were no adverse observations in any of these studies at doses up to 30 mg/kg of INZ-701, which was the highest dose tested. The 28-day studies were followed by three-month GLP IND enabling toxicology studies in mice and non-human primates. There were no adverse observations in these studies at doses up to 60 mg/kg of INZ-701 in mice and 30 mg/kg of INZ-701 in non-human primates, which were the highest doses tested in each species.

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

Clinical Development of INZ-701 for ENPP1 Deficiency

Phase 1/2 Clinical Trial in Adults with ENPP1 Deficiency

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. The Phase 1/2 clinical trial of INZ-701 is an open-label, first-in-human, multiple ascending dose trial. The trial will primarily assess the safety and tolerability of INZ-701 in adult patients with ENPP1 Deficiency, as well as characterize the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of levels of plasma PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients planned per dose cohort. Patients received a single dose and then began twice-weekly dosing one week later. The trial initially enrolled nine patients with ENPP1 Deficiency at sites in North America and Europe. The Phase 1 dose-escalation portion of the trial sought to identify a safe and tolerable dose that increases PPi levels, and that can be used for further clinical development. The Phase 1 dose-escalation portion of the trial is complete. The ongoing open-label Phase 2 portion of the trial is assessing long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks, where patients may receive doses of INZ-701 at home depending on site-specific protocols. Exploratory endpoints include evaluations of ectopic calcification, skeletal, vascular, and physical function, patient-reported outcomes, and exploratory biomarkers.

In April 2022, we announced preliminary biomarker, safety and pharmacokinetic data from the 0.2 mg/kg cohort of the Phase 1 dose escalation portion of this trial. At the 0.2 mg/kg dose level of INZ-701, all three patients showed rapid, significant, and sustained increases in PPi levels. Preclinical findings demonstrated PPi being a key predictive biomarker of therapeutic benefit in ENPP1 Deficiency. The range of PPi levels across the three patients at screening was 132-333 nM. At the 0.2 mg/kg dose level of INZ-701, the mean PPi level observed during the 32-day dose evaluation period across the three patients was 1356 nM, an approximately 5-fold mean increase from screening across the three patients. The range of peak PPi levels observed during the 32-day dose evaluation period across the three patients was 1082-2416 nM and was comparable to data from our study of healthy subjects (n=10) (1002 nM to 2169 nM). Increased PPi levels observed after dosing of INZ-701 were associated with systemic exposure and activity of INZ-701. Pharmacokinetic analysis showed INZ-701 nearing steady-state by Day 29 with an approximately 4-fold accumulation from Day 1, based on AUC0-72HRS. We believe that the half-life of INZ-701 observed in this trial suggests the potential for once-weekly dosing. All three patients from the first cohort enrolled in the open-label Phase 2 portion of the trial. At week 12, low titers of anti-drug antibodies were observed in two out of three patients in the first cohort. The significantly increased PPi levels observed during the 32-day dose evaluation period were sustained in all three patients through week 12 of the Phase 2 portion of the trial.

In November 2022, we announced the first self-administration of INZ-701 in the open-label Phase 2 portion of the trial.

In February 2023, we reported interim pharmacokinetic, pharmacodynamic, and safety data from this trial. A rapid, significant, and sustained increase in PPi was observed in all dose cohorts and in all patients, with a target PPi threshold observed from the lowest dose of 0.2 mg/kg. PPi increased in all patients to levels comparable to those observed in our study of healthy subjects (n=10) (1002 nM to 2169 nM). The mean baseline PPi across all three cohorts in the trial was 426±407 nM. PPi levels observed after INZ-701 administration are shown in the table below:

Mean PPi (nM) ± SD
			Cohort 1 (0.2 mg/kg)*	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1229±410	1438±715	1220±426
	2x/Week Dose	Day 11-32	1494±498	1745±780	1341±330
Phase 2	2x/Week Dose	Day 32-338	1299±490	1472±516	1462±233

*Cohort 1 – n=2 post week 12

In February 2023, we also reported patient reported outcome data as measured by global impression of change ("GIC"). The measurement is performed by the clinician ("C-GIC") and the patient ("P-GIC") and assesses overall change in health from baseline on a 7-point scale as measured from “very much worse” (-3) to “very much improved” (+3). GIC is an exploratory endpoint in the trial and an early indicator of potential clinical outcomes. Six of eight patients showed concordant improvements on overall health on C-GIC and P-GIC. Five of eight patients showed “much improved” (+2) or “very much improved” (+3) on P-GIC. No patients showed a deterioration in overall health from baseline on C-GIC or P-GIC.

In the second quarter of 2023, we dosed two patients in a fourth cohort at 1.2 mg/kg to investigate the potential for once-weekly dosing of INZ-701 in the ongoing trial. We completed enrollment of this fourth cohort in the fourth quarter of 2023.

In September 2023, we reported positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. A rapid, significant, and sustained increase in PPi was observed in all dose cohorts and in all patients, and a significant elevation in PPi was maintained for up to 18 months. INZ-701 activity increased in proportion to dose level and a long half-life of approximately 126 hours, and drug accumulation as shown by a greater-than-dose proportional exposure suggests the potential for once-weekly dosing. Exploratory biomarker data were collected to provide evidence of the potential for disease modification with ongoing treatment with INZ-701. Notable changes in key biomarkers support our clinical hypothesis. Clinical outcome measures were also collected to assess potential clinical benefit with ongoing treatment with INZ-701 and to inform the design and patient selection of future trials. Notable changes in patient reported outcomes and functional outcomes were observed in all cohorts, including concordant improvement in GIC scores reported by patients and clinicians, and no patient showed a deterioration from baseline. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701 and no adverse events leading to study withdrawal. Three of the nine patients experienced mild adverse events related to INZ-701 including injection site reactions (bruising or pain) occurring in two of nine patients, and other mild adverse events included decreased appetite and fatigue. There were two serious adverse events not related to INZ-701. INZ-701 exhibited a favorable immunogenicity profile with low titers of non-neutralizing anti-drug antibodies observed in seven of the nine patients. All nine patients enrolled in the Phase 2 portion of the trial and two of them subsequently withdrew for personal reasons not related to adverse events. The anti-drug antibody levels were transient in three of seven patients. Seven patients remain in the trial and continue on home self-administration of INZ-701 treatment. PPi levels observed after INZ-701 administration are shown in the table below:

Mean PPi (nM) ± SD
			Cohort 1 (0.2 mg/kg)*	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1229±410	1438±715	1220±426
	2x/Week Dose	Day 11-32	1494±498	1745±780*	1352±326
Phase 2	2x/Week Dose	Day 32-504	1032±292	1251±539	1512±973

*P<0.05 vs 1.8mg/kg; Cohort 1 – n=2 post week 12

We expect to report topline data from the first three cohorts of the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in April 2024.

ENERGY-1 Clinical Trial in Infants with ENPP1 Deficiency

In June 2023, we dosed the first infant patient in our Phase 1b, single arm, open-label ENERGY-1 clinical trial of INZ-701 (the "ENERGY-1 trial"), designed primarily to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency. The ENERGY-1 trial is expected to enroll up to eight infants between the ages of birth to 12 months across multiple sites in the United States and Europe. Patients will receive subcutaneous doses of INZ-701 during the treatment period of 52-weeks and may continue to receive INZ-701 in an extension period beyond 52 weeks. Doses range from 0.2 mg/kg once weekly through 0.6 mg/kg twice weekly, and plan to increase the dose further depending on the results of pharmacokinetics, pharmacodynamics, and safety data. Other outcome measures include evaluation of plasma PPi levels, survival, growth, development, functional performance, cardiac function, and exploratory biomarkers. We expect to report interim data from the ENERGY-1 trial in the second half of 2024.

Global Development Strategy of INZ-701 for the Treatment of ENPP1 Deficiency

We initiated pivotal trial meetings with the FDA in the first quarter of 2023. In July 2023, we announced a regulatory update for our global development strategy of INZ-701 for the treatment of ENPP1 Deficiency following meetings with the FDA and the Paediatric Committee of the EMA. Also in July 2023, we completed a scientific advice procedure and reached alignment with the Committee for Human Medicinal products (“CHMP”) regarding our global development strategy.

We plan to conduct pivotal clinical trials of INZ-701 designed to support registration, in infant, pediatric, and adult patient populations with ENPP1 Deficiency. Many companies pursuing marketing approval for enzyme replacement therapies in rare diseases have followed a similar clinical development strategy.

We anticipate initiating the ENERGY-2 trial, a pivotal trial of INZ-701 in infants with ENPP1 Deficiency, outside of the United States in the second half of 2024.

We have reached agreement with the EMA on a Paediatric Investigational Plan for a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency. We have finalized the design for a global pivotal clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency (the "ENERGY-3 trial"). In September 2023, we opened the first site for our ENERGY-3 trial, and patient recruitment is underway. We anticipate reporting topline data from the ENERGY-3 trial in mid-2025.

Pending appropriate financial resources, we also plan to conduct a pivotal trial in adolescents and adults with ENPP1 Deficiency.

Basis for Planned Marketing Applications

Based on regulatory feedback from the FDA and EMA, positive data from the ongoing and planned clinical trials of INZ-701 in patients with ENPP1 Deficiency, including comprehensive data demonstrating clinical impact of plasma PPi, could provide the basis for our submission of marketing applications in both the United States and the European Union. These data will include final results from our ongoing Phase 1/2 clinical trial in adult patients with ENPP1 Deficiency, available results from our ongoing ENERGY-1 trial, available results from the planned pivotal ENERGY-2 trial in infants to be initiated outside of the United States, and final results from the pivotal ENERGY-3 trial in pediatric patients.

If these marketing applications are approved, we expect to commercially launch INZ-701 for infant and pediatric patients as early as the second half of 2026. Data from the planned clinical trial in adolescent and adult patients with ENPP1 Deficiency may provide a basis for a supplemental marketing application.

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

In February 2023, we reported interim pharmacokinetic, pharmacodynamic, and safety data from this trial. A rapid, significant, and sustained increase in PPi was observed in all cohorts with a dose response observed. PPi showed sustained increase in the highest dose cohort to levels comparable to those observed in our study of healthy subjects (n=10) (1002 nM to 2169 nM). Mean baseline PPi across all three cohorts in the trial was 947±193 nM. PPi levels observed after INZ-701 administration are shown in the table below:

Mean PPi (nM) ± SD
			Cohort 1 (0.2 mg/kg)	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1087±796	1326±330	1589±1065
	2x/Week Dose	Day 11-32	1023±454	1119±216	1415±509
Phase 2	2x/Week Dose	Day 32-252	900±253	1011±121	1498±465*

*P<0.05 vs 0.2 mg/kg – Cohort 3 – n=2 post day 18.

In September 2023, we reported positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. A dose-dependent response in plasma PPi levels was observed, with a sustained increase in the highest dose cohort to levels comparable to those observed in our study of healthy subjects. INZ-701 activity in a greater-than-dose proportional manner was observed, and drug accumulation as shown by a greater-than-dose proportional exposure suggests the potential for once weekly dosing. Clinical outcome measures were collected to provide evidence of clinical benefit and to inform the design of future trials in adults. All patients showed improvements on clinician-reported GIC scores and seven of the nine patients showed improvement from baseline on patient-reported GIC scores at the last follow-up. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701. Seven of the 10 patients experienced adverse events related to INZ-701(including mild injection site reactions (discoloration, erythema, induration, pain, or pruritus) occurring in seven of the 10 patients and other adverse events included erythema, fatigue, night sweats, and urticaria). All adverse events were mild to moderate in severity. One patient from the highest dose cohort (1.8 mg/kg) was withdrawn from the Phase 1 portion of the trial at day 18 due to a moderate adverse event (erythema/urticaria) related to INZ-701. One patient withdrew from the trial during the Phase 2 portion for personal reasons not related to an adverse event. INZ-701 exhibited a favorable immunogenicity profile with low titers of non-neutralizing anti-drug antibodies observed in eight of the 10 patients. The anti-drug antibody levels were transient in three out of eight patients. Eight patients remain in the trial, and seven continue on home self-administration of INZ-701 treatment. PPi levels observed after INZ-701 administration are shown in the table below:

Mean PPi (nM) ± SD
			Cohort 1 (0.2 mg/kg)	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1087±796	1326±330	1540±960
	2x/Week Dose	Day 11-32	1023±454	1119±216	1312±573
Phase 2	2x/Week Dose	Day 32-420	1004±341	1041±434	1466±824*

*P<0.05 vs 0.2 mg/kg

We expect to report topline data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ABCC6 Deficiency in the April 2024.

Subject to regulatory review and sufficient funding, we plan to initiate a Phase 3 clinical trial of INZ-701 in patients with ABCC6 Deficiency in the first quarter of 2025. We intend to design this Phase 3 clinical trial as a pivotal trial for registrational purposes. Prior to initiating this Phase 3 clinical trial, we plan to engage with the regulatory authorities in the United States, Europe, and other jurisdictions to determine appropriate primary efficacy endpoints and other requirements for potential marketing approval. In particular, if we propose new or novel endpoints or methodologies for our clinical trials, regulatory authorities will ultimately need to conclude that the endpoints of our clinical trials have provided clinically meaningful results before we are able to obtain potential marketing approval. If successful, the Phase 1/2 clinical trial would allow us to obtain evidence of the restoration of plasma PPi levels and inform the design of our planned Phase 3 clinical trial. Our clinical strategy, subject to ongoing discussions with the regulatory authorities in the United States, Europe, and other jurisdictions, is to pursue registration of INZ-701 for ABCC6 Deficiency by linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy in this patient population.

Clinical Development Plan for Calciphylaxis

In February 2024, we initiated SEAPORT-1, a Phase 1 clinical trial designed to assess safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in up to 10 patients with ESKD receiving hemodialysis. Patients will receive 1.8 mg/kg of INZ-701 once weekly coinciding with their hemodialysis treatment for a total of 30 days. The trial’s primary endpoint will assess safety and change from baseline plasma PPi concentration, with secondary endpoints including pharmacokinetic and pharmacodynamic parameters. We plan to report topline data from SEAPORT-1 in the fourth quarter of 2024 and expect data from this trial to inform our study design for patients with calciphylaxis in the future.

Expanded Access Program

In February 2023, we dosed our first pediatric patient with ENPP1 Deficiency with INZ-701 under our expanded access program ("EAP"). Under an EAP, we are using INZ-701 outside of our clinical trials to treat infant or pediatric patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options and when other criteria are met. Other criteria include, but are not limited to, lack of success from standard treatments, ineligibility for participation in any ongoing clinical study of INZ-701 (including lack of access due to geographic limitations), and having a disease for which there is sufficient evidence of a projected benefit from the use of INZ-701. We expect that data collected from patients treated under our EAP program will provide further support for the potential safety and clinical benefits of INZ-701.

Future Development Plans; Other Potential Indications for INZ-701

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 Deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of pathologic mineralization and intimal proliferation.

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

The results of this study are shown below:

Manufacturing and Supply

While we have personnel with substantial manufacturing experience, we do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for INZ-701 and any future product candidates for preclinical testing and clinical trials, as well as for commercial manufacture if any of our product candidates receive marketing approval. We also rely on these third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. We have only limited supply agreements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for INZ-701 on a purchase order basis. We do not have long-term committed arrangements with respect to any of our product candidates or other materials.

Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. We have obtained from our third-party manufacturers a supply of INZ-701 that we believe is sufficient for our ongoing clinical trials of INZ-701 for ENPP1 Deficiency, ABCC6 Deficiency, and ESKD. However, we are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. In addition, if we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer.

Commercialization

We retain worldwide exclusive development and commercialization rights to our pipeline and programs, including INZ-701. At this stage, we have not yet established our own commercial organization or distribution capabilities. We believe that we will be able to commercialize INZ-701, if approved, for ENPP1 or ABCC6 Deficiency with a small, targeted, internal sales and commercial organization in the United States and other major markets. We may explore the use of a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in smaller markets outside the United States or for other situations in which a larger sales and marketing organization is required.

We intend to continue to engage with patient advocacy groups, medical centers of excellence, and medical specialists in an effort to expeditiously bring our therapy to patients.

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

There are currently no approved therapies for the treatment of either ENPP1 or ABCC6 Deficiency. Currently available treatments are only seeking to minimize the manifestations of these diseases. Although a number of companies generally are pursuing development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets, we are not aware of any product candidate currently in clinical development for ENPP1 Deficiency. DS-1211b, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in Phase 2 clinical development for PXE by Daiichi Sankyo Company.

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

We may pursue the in-license or acquisition of rights to complementary technologies and product candidates on an opportunistic basis. The acquisition and licensing of technologies and product candidates is a competitive area, and a number of more established companies also have similar strategies to in-license or acquire technologies and product candidates that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to in-license or acquire the relevant technology or product candidate on terms that would allow us to make an appropriate return on our investment.

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

Yale University License Agreement

In January 2017, we entered into a license agreement with Yale, which was amended in May 2020 and July 2020, pursuant to which Yale granted us (1) an exclusive, worldwide license, with specified rights to sublicense, under Yale’s interest in specified intellectual property rights and materials for specified therapeutic and prophylactic products, (2) a nonexclusive, worldwide license under Yale’s interest in the same intellectual property rights and materials for specified diagnostic products, and (3) a nonexclusive, worldwide license under Yale’s interest in specified know-how for specified products, in each case that use any ectonucleotide pyrophosphatase/phosphodiesterase enzymes ("ENPPs"), or an agonist or antagonist of ENPP, its receptors, substrates, or ENPP enzymatic products, subject to certain exceptions. These licensed intellectual property rights, materials and know-how arose, and may in the future continue to arise, primarily from research conducted by Dr. Demetrios Braddock and members of his laboratory at Yale. During the period in which Professor Braddock serves as a member of our scientific advisory board or has another arrangement with us pursuant to which he provides regular advice to us or has an active consulting arrangement with us, and so long as he is an employee or faculty member (including emeritus faculty member) at Yale, Yale is restricted from granting any third party any rights for any therapeutic or prophylactic uses for any ENPP technology made, created, developed, discovered, conceived or first reduced to practice by or on behalf of Professor Braddock or his laboratory. Under the license agreement, we are obligated to use commercially reasonable efforts to pursue development and commercialization of specified ENPP products and licensed methods.

Pursuant to the license agreement, as partial upfront consideration, we paid to Yale approximately $0.1 million which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. We are responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of December 31, 2023, we have incurred a total of $0.4 million in license maintenance fees to Yale. We are required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, we paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, we paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. In addition, we are required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, we are required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. Such minimum royalty payment amounts are summed for each year after the first sale of both a therapeutic or prophylactic licensed product and a diagnostic licensed product has occurred. We must also pay Yale a percentage in the twenties of certain types of income we receive from sublicensees. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by us to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by us against Yale if Yale prevails in such challenge.

We have also agreed to pay for ENPP research support from Yale pursuant to a sponsored research agreement that we entered into with Yale in January 2017 and amended in February 2019, February 2022, May 2022, May 2023, and January 2024. Under the sponsored research agreement, as amended, we agreed to pay Yale an aggregate of $3.0 million over eight years, ending in December 2024. The research was performed by and under the supervision and direction of Professor Braddock.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions with respect to these programs. As of March 12, 2024, we owned or possessed exclusive rights to 22 issued U.S. patents, one pending U.S. provisional patent application, 17 pending U.S. non-provisional patent applications, 24 issued foreign patents (including three issued European patents), 165 pending foreign patent applications, and three pending Patent Cooperation Treaty applications.

In addition, as of March 12, 2024, we owned one allowed U.S. trademark application, one pending foreign trademark application, and 13 foreign registered trademarks.

INZ-701

The intellectual property portfolio for INZ-701, our most advanced program, as of March 12, 2024, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

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

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act ("PHSA") and the Federal Food, Drug and Cosmetic Act ("FDCA") and its implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject a sponsor to delays in the conduct of the study, regulatory review, and approval, and/or administrative or judicial sanctions.

A sponsor seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies, and formulation studies all performed in accordance with the FDA’s GLP regulations and standards and other applicable regulations;
•
completion of the manufacture, under current Good Manufacturing Practices ("cGMP") conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
design of clinical protocol and submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board ("IRB") representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices ("GCP");
•
preparation and submission to the FDA of a biologics license application ("BLA"), for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the chemistry, methods, and controls ("CMC") are adequate to preserve the product’s identity, strength, quality, and purity;
•
satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;
•
payment of user fees pursuant to the Prescription Drug User Free Act ("PDUFA"), securing FDA approval of the BLA and licensure of the new biologic product;
•
approval of a BLA licensing a biologic product for marketing for particular indications in the U.S.; and

•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy ("REMS"), and any post-approval studies or other post-marketing commitments required by the FDA.

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

Investigational New Drug Application

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks and issues surrounding CMC for the proposed product. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence. As a result, submission of the IND may result in the FDA not allowing the trials to commence or allowing the trial to commence on the terms originally specified by the sponsor in the IND.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on the study if the FDA raises concerns or questions. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, preclinical, and/or CMC. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, (the "Cures Act"), passed in 2016, if a sponsor has a policy regarding how it evaluates and responds to expanded access requests, sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial, or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board ("DSMB") or data monitoring committee ("DMC"). This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB or DMC has access.

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
•
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications, and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
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

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such trials are typically referred to as post-approval clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any post-approval clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting post-approval clinical trials could result in withdrawal of approval for products.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act ("FDORA") Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s (“ICH”) recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to the U.S. Department of Health and Human Services’ ("HHS’s") long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several pre-notices for voluntary corrective action and several notices of non-compliance during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

Clinical Studies Outside the United States in Support of FDA Approval

In connection with our clinical development program, we may conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee ("IEC") and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. These reports must include a development safety update report (“DSUR”). In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other trials or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND and pre-BLA meetings, as well as end of phase meetings such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product, including, for example, meetings to facilitate early consultations on the use of a biomarker as a new surrogate endpoint that has never been previously used as the primary basis for product approval in the proposed context of use. A Type D meeting is focused on a narrow set of issues, which should be limited to no more than two focused topics, and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003 ("PREA"), a BLA or supplement thereto must contain data that are adequate to assess the safety, potency, and purity of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are completed. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under PREA.

Compliance with cGMP Requirements

The FDA's regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

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

Submission and Filing of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2024 is $4,048,695 for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2024 is $416,734. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspections of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

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

The FDA's Decision on a BLA

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards, including cGMP requirements, designed to ensure that it continues to be safe, pure, and potent. Specifically, the FDA must determine that the expected benefits of the proposed product outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the proposed product in the BLA. The FDA will also consider the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue a complete response letter ("CRL") or an approval letter.

If the application is not approved, the FDA will issue a CRL, which will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA, withdraw the application or request a hearing. The FDA will not approve an application until issues identified in the CRL have been addressed. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution. The FDA has committed to reviewing resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. The FDA may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use ("ETASU"). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Although physicians may prescribe legally available products for unapproved uses or patient populations (i.e., “off-label uses”), manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

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

The period of exclusivity begins on the date that the marketing application is approved by the FDA. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Under Omnibus legislation enacted in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act of 2017 but have not yet been approved or licensed by FDA. In addition, the FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use.

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA"). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, the FDA has licensed a number of biosimilar products, as well as a few interchangeable biosimilar products.

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

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), HHS has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act ("CCPA"), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act ("the CPRA"), which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, 11 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval ("PMA") simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2024, the standard fee is $483,560 and the small business fee is $120,890.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application ("MAA") and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 ("CTR") became effective in the EU and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union ("EU Member State") will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EU Clinical Trials Registry.

PRIME Designation in the European Union

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines ("PRIME") scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan ("PIP") covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

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

Conditional Approval

In particular circumstances, EU legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention, or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive; and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional MA may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new clinical trials and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.

Exceptional Circumstances

A MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA, as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional MAs, MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Pediatric Trials

Prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA (“PDCO”) may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for the pediatric population. Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Regulatory Data Protection

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

Regulatory Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic sponsors from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic sponsor from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the European Union. The 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

Pediatric Exclusivity

If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the trial results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate (“SPC”) or alternatively a one-year extension of the regulatory market exclusivity from 10 to 11 years, as selected by the marketing authorization holder.

Patent Term Extensions in the European Union and Other Jurisdictions

The EU also provides for patent term extension through SPCs. The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of 15 years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the EU, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

Approval of Companion Diagnostic Devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements ("SPRs") detailed in Annex I of the European Union Medical Devices Regulation (Regulation (EU) 2017/745) ("MDR"), which came into force on May 26, 2021 and replaced the previously applicable European Union Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs, and additional requirements applicable to companion medical devices, is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (EU) 2017/746 ("IVDR"), which became effective in May 2022. The new regulation replaced the In Vitro Diagnostics Directive 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. The regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

While the IVDR became effective in May 2022, it became clear in 2021 that Member States, health institutions, and economic operators were not ready to apply the IVDR as of that date. The European Commission therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from May 26, 2025 for high risk in vitro diagnostics to May 26, 2027 for lower risk in vitro diagnostics. Certain provisions for devices manufactured and used in health institutions would have to apply as of May 26, 2028. These transition periods only apply to so called “legacy devices,” meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (the "MHRA") became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the "HMR") as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern

Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the (EU) Clinical Trials Regulation will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the UK covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval, and commercialization of our product candidates in the UK. For example, the UK is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations from the EMA, and a separate marketing authorization will be required to market our product candidates in the UK. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation ("GDPR") which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union (the "CJEU") invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.

Following the CJEU decision, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EU initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business.

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU, commonly referred to as Brexit. As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the UK from the EU, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the UK and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the UK that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the UK, it is unclear whether transfer of data from the EEA to the UK will remain lawful under the GDPR, although these transfers currently are permitted by an adequacy decision from the European Commission. The UK government has already determined that it considers all 27 EU and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the UK to the EU/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future. The UK and the U.S. have also agreed to a U.S.-UK “Data Bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the UK to the United States. In addition to the UK, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy

Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK Data Bridge in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

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
•
the Foreign Corrupt Practices Act, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and
•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act (the "ACA"), as amended by the Health Care Education Reconciliation Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services ("CMS") within HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, and their immediate family members.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2031 pursuant to the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act").

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program ("SIP") to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont, and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation.

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

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Human Capital

As of December 31, 2023, we had 59 employees, including a total of 20 employees with M.D. or Ph.D. degrees. Of these full-time employees, 44 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our future success is dependent on attracting, motivating and retaining a diverse group of talented employees. We aim to create an inclusive and empowering work environment. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants, advisors and directors through the granting of stock-based compensation awards and cash-based performance bonus awards, as applicable. We provide a comprehensive benefits package to help employees manage their health, well-being, finances, and life outside of work, including health insurance, dental and vision insurance, life insurance, accidental death and dismemberment issuance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, an employee stock purchase plan, a flexible spending account program, and paid vacation time. We value the health, safety, and wellbeing of our employees and their families.

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

Available Information

Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended (the "Exchange Act"). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission. We also make available, free of charge on our website, the reports filed with the Securities and Exchange Commission by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Since inception, we have incurred significant operating losses. Our net losses were $71.2 million for the year ended December 31, 2023 and $67.1 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $285.9 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of convertible preferred stock, offerings of common stock and pre-funded warrants and borrowings under our Loan Agreement. We have devoted substantially all of our financial resources and efforts to pursuing research and development of our product candidates. We are still in the early stages of clinical development of our lead product candidate, INZ-701, and have initiated Phase 1/2 clinical trials of adults with ENPP1 Deficiency and ABCC6 Deficiency, a Phase 1b ENERGY-1 clinical trial of infants with ENPP1 Deficiency, and a Phase 1 clinical trial of patients with end-stage kidney disease ("ESKD") receiving hemodialysis.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency, our ongoing pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency, and our ongoing Phase 1 clinical trial of INZ-701 in patients with ESKD receiving hemodialysis;
•
prepare for, initiate, and conduct our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, including our planned pivotal clinical trials of INZ-701 for infants, and in adolescents and adults with ENPP1 Deficiency, and our planned Phase 3 clinical trial of INZ-701 for patients with ABCC6 Deficiency;
•
conduct research, preclinical testing, and clinical trials of INZ-701 for additional indications;
•
conduct research, preclinical testing, and clinical trials of other product candidates;
•
engage in regulatory interactions with the U.S. Food and Drug Administration ("FDA"), the European Medicines Agency ("EMA"), and other regulatory authorities;
•
submit regulatory filings and seek marketing approval for INZ-701 or any other product candidate if it successfully completes clinical trials;
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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if, among other things:

•
we are required by regulatory authorities in the United States, Europe, or other jurisdictions to perform trials or studies in addition to, or different than, those that we currently expect;
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

We are still in the early stages of clinical development of our first product candidate, INZ-701, and expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. We have no products that are approved for commercial sale and may never be able to develop marketable products. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generates significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of INZ-701 for ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis, completing research, preclinical testing, and clinical development of INZ-701 for additional indications or of other product candidates, scaling up our manufacturing processes and capabilities to support clinical trials of INZ-701 or of other product candidates we develop, obtaining marketing approval for INZ-701 or any other product candidates, and manufacturing, marketing and selling any products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing and initiate our planned clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency, continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidates we develop. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

Our future capital requirements will depend on many factors, including:

•
the progress, costs, and results of our ongoing clinical trials of INZ-701 for ENPP1 Deficiency, ABCC6 Deficiency, calciphylaxis, and any future clinical development of INZ-701 for these indications;
•
the scope, progress, costs, and results of research, preclinical testing, and clinical trials of INZ-701 for additional indications;
•
the number of and development requirements for additional indications for INZ-701 or for any other product candidates we develop;
•
our ability to scale up our manufacturing processes and capabilities;
•
our ability to execute on our global development strategy;
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

As of December 31, 2023, we had cash, cash equivalents, and short-term investments of approximately $188.6 million, and we had $45.0 million of outstanding principal indebtedness under our Loan Agreement. We believe that our cash, cash equivalents, and short-term investments as of December 31, 2023 will enable us to fund our cash flow requirements into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to health epidemics, such as COVID-19, and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We have a loan agreement that requires us to meet specified funding conditions for future draw downs and operating covenants and places restrictions on our operating and financial flexibility.

We currently have $45.0 million of outstanding principal indebtedness, and we may in the future draw down up to $25.0 million of additional principal indebtedness under the Loan Agreement, subject to specified conditions and lender discretion. Our ability to draw down an additional tranche commitment of $25.0 million is subject to use of proceeds limitations and the lender’s consent in its discretion. As security for its obligations under the Loan Agreement, we granted the lenders a first priority security interest on substantially all of our assets (other than intellectual property), subject to certain exceptions. Because of the security interest, the lender’s rights to repayment from a liquidation of the assets subject to that security interest would be senior to the rights of other creditors.

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities, conducting preclinical studies and clinical trials, establishing arrangements for the manufacture of INZ-701 and longer-term planning for potential commercialization. As a company, we have limited experience in clinical development, having only advanced INZ-701 into the early stages of clinical development. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in their early stages of operations. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing products.

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

We hold a portion of our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balance held in these accounts typically exceeds the Federal Deposit Insurance Corporation ("FDIC") standard deposit insurance limit of $250,000 per depositor and per institution. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of our funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations, including payroll obligations.

For example, on March 10, 2023, Silicon Valley Bank ("SVB") was closed, and the FDIC was appointed receiver for the bank. The FDIC created a successor bridge bank, and all deposits of SVB were transferred to the bridge bank under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve, and the FDIC. Access to and availability of deposits was delayed, though ultimately, in that case, restored. If financial institutions in which we hold funds for working capital and operating expenses were to fail, we cannot provide any assurances that the applicable governmental agencies would take action to protect our uninsured deposits or make deposits available in a similar manner.

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

Public health epidemics or pandemics may affect our ability to initiate and complete current, planned, or future preclinical studies and clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations.

Public health emergencies or pandemics could adversely affect our business, financial condition, results of operations, and prospects. We and the third-party manufacturers and clinical research organizations that we engage may face disruptions that could affect our ability to initiate and complete preclinical studies or clinical trials or submit regulatory applications, including disruptions in our ability to obtain necessary site approvals or other delays at clinical trial sites, including recruitment or patient enrollment, or disruptions in procuring items that are essential for our research and development activities, such as, for example, raw materials used in the manufacturing of our product candidates, laboratory supplies for our ongoing and planned preclinical studies and clinical trials, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address any pandemic. For example, as a result of the COVID-19 pandemic, we experienced delays with respect to initiating dosing in our Phase 1/2 clinical trials of INZ-701 for ENPP1 and ABCC6 Deficiency.

Although the public health emergency declarations related to COVID-19 ended on May 11, 2023, the FDA retained a number of COVID-19-related policies. It is unclear how, if at all, these policies will impact our efforts to develop and commercialize our product candidates.

We cannot be certain what the overall impact of any future health pandemic will be on our business, and it has the potential to materially and adversely affect our business, financial condition, results of operations, and prospects.

Changes in tax laws or in their implementation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act (the "TCJA"), as amended by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") significantly reformed the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses ("NOLs") to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the TCJA requires corporations to capitalize and amortize research and development expenditures over five years for domestic expenditures and fifteen years for foreign expenditures.

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act ("IRA") was also signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded corporations. The 1% excise tax generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the IRA, the TCJA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the IRA, the TCJA, and additional tax legislation.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2023, we had federal and state NOL carryforwards of $164.5 million and $135.6 million, respectively, and federal and state research and development tax credit carryforwards totaling $17.3 million.

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

Risks Related to Research and Development of our Product Candidates

We are early in our clinical development efforts. If we are unable to commercialize INZ-701 or experience significant delays in doing so, our business will be materially harmed.

We are early in our clinical development efforts. Our ability to generate revenues from product sales, which we do not expect will occur for a number of years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of INZ-701 or other product candidates we develop, which may never occur. The success of INZ-701 and any other product candidate we develop will depend on several factors, including the following:

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize INZ-701 or any other product candidate we develop, which would materially harm our business. As a company, we have limited experience in clinical development. Any predictions about the future success or viability of INZ-701 or any product candidates we develop may not be as accurate as they could be if we had a history of conducting clinical trials.

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

We have limited experience in clinical development. The risk of failure for INZ-701 is high. It is impossible to predict when or if INZ-701 or any other product candidate that we develop will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of INZ-701 or any other product candidate we develop, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials may fail to demonstrate that INZ-701 or any other product candidates we develop is safe for humans and effective for indicated uses. As our clinical trials may advance to self- and/or home-administration for select patients, we may face difficulties in patient compliance or see increases in user error. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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
•
regulators may withdraw their approval of a product or impose restrictions on its distribution.

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

Similarly, the regulatory landscape related to clinical trials in the European Union ("EU") recently evolved. The EU Clinical Trials Regulation ("CTR") became effective on January 31, 2022. The CTR aims to simplify and streamline the authorization, conduct, and transparency of clinical trials in the EU. We have not previously secured authorization to conduct clinical studies in the EU pursuant to the CTR and, accordingly, there is a risk that we may be delayed in commencing any such studies. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Because we are developing INZ-701 for the treatment of diseases in which there is little clinical experience and, in some cases, using new endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

There are currently no therapies approved to treat ENPP1 or ABCC6 Deficiencies or calciphylaxis, and there may be no therapies approved to treat the underlying causes of other diseases that we attempt to address or may address in the future. As a result, the design and conduct of clinical trials of product candidates for the treatment of these diseases may take longer, be more costly or be less effective as a result of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as change in plasma PPi, which we are evaluating in our Phase 1/2 clinical trials of INZ-701 in adults with ENPP1 Deficiency and ABCC6 Deficiency, and regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results. Any such regulatory authority may require evaluation of additional or different clinical endpoints in our clinical trials or ultimately determine that these clinical endpoints do not support marketing approval. For example, based on recommendations from the FDA, the sole primary endpoint of plasma PPi in our ENERGY-3 trial of INZ-701 in the United States should be supported by consistent trends in appropriate secondary endpoints. In addition, if we are required to use additional or different clinical endpoints by regulatory authorities, INZ-701 may not achieve or meet such clinical endpoints in our clinical trials.

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

Identifying and qualifying patients to participate in clinical trials for INZ-701 and any other product candidate we develop is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. Because we primarily focus on rare diseases, we may have difficulty enrolling a sufficient number of eligible patients in future clinical trials of INZ-701 or any other product candidate. ENPP1 Deficiency is estimated to occur in approximately one in 64,000 pregnancies worldwide, and we believe there are approximately 37,000 patients in addressable markets worldwide with ENPP1 Deficiency. In North America, the EU, Japan, and Brazil we believe there are approximately 9,400 patients with ENPP1 Deficiency. ABCC6 Deficiency is estimated to affect approximately one per 25,000 to 50,000 individuals, and we believe there are more than 67,000 patients in addressable markets worldwide with ABCC6 Deficiency. In North America, the EU, Japan, and Brazil, we believe there are approximately 24,400 patients with ABCC6 Deficiency. The estimated incidence rate of calciphylaxis is approximately 3.5 per 1,000 patients with ESKD. In North America, the EU, Japan, and Brazil, we believe there are approximately 23,800 patients with ESKD receiving hemodialysis. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Patient enrollment is affected by a variety of other factors, including:

•
the prevalence and severity of the disease under investigation;
•
the eligibility criteria for the trial in question and the process for identifying patients;
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
•
the challenges in recruiting critically ill infants, and the extensive logistical support and transportation required;
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
•
the cost to, or lack of adequate compensation for, prospective patients; and
•
the impact of any health epidemic, such as COVID-19.

Any inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

From time to time, we may publish interim topline or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues or more participant data become available. For example, the interim biomarker, safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data that we have disclosed in connection with our ongoing Phase 1/2 clinical trials of INZ-701 may not be indicative of the full results of those trials obtained upon completion. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial participants.

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

We are conducting clinical trials of INZ-701 outside the United States, including our ongoing Phase 1/2 clinical trial of INZ-701 for adults with ENPP1 Deficiency in Europe and Canada, our ongoing Phase 1/2 clinical trial of INZ-701 for adults with ABCC6 Deficiency in Europe, and our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency in Europe, and we expect to conduct clinical trials at other sites outside the United States in the future. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Thus, our clinical trial outside the U.S. must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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
•
the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought;
•
diminished protection of intellectual property in some countries; and
•
interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.

Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for any product candidates we may develop.

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the European Medicines Authority ("EMA"). Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health, or NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies ("CAT") is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidates we may develop, but that remains uncertain at this point.

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
•
our ability to manage the complex pricing and reimbursement negotiations that may arise with marketing the same product at potentially different doses for separate indications;
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

We believe that we will be able to commercialize INZ-701, if approved, for ENPP1 Deficiency, ABCC6 Deficiency, or calciphylaxis with a small, targeted, internal sales and commercial organization in the United States and other major markets. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In general, the cost of establishing and maintaining a sales and marketing organization may exceed the cost-effectiveness of doing so.

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

We are aware of a number of companies generally pursuing the development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets. For example, DS-1211b, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in Phase 2 clinical development for pseudoxanthoma elasticum by Daiichi Sankyo Company.

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

We focus our research and product development on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of the number of people who have these diseases are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific and medical literature, industry publications, third-party research, surveys and studies, patient registries, patient foundations, internal patient identification activities, or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Our efforts to identify patients with diseases we seek to treat is in the early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share. For example, the estimated incidence of ENPP1 Deficiency is approximately one in 64,000 pregnancies worldwide. In North America, the EU, Japan, and Brazil we believe there are approximately 9,400 patients with ENPP1 Deficiency. ABCC6 Deficiency is estimated to affect approximately one per 25,000 to 50,000 individuals, and we believe there are more than 67,000 patients in addressable markets worldwide with ABCC6 Deficiency. In North America, the EU, Japan, and Brazil, we believe there are approximately 24,400 patients with ABCC6 Deficiency. The estimated incidence of calciphylaxis is approximately 3.5 per 1,000 patients with ESKD. In North America, the EU, Japan, and Brazil, we believe there are approximately 23,800 patients with ESKD receiving hemodialysis. In addition, while we are pursuing marketing approval for ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis indications, the FDA may only grant approval for more narrow, specific disease indications that would result in a smaller market than we initially sought.

Because there are currently no products approved for the treatment of our target indications, such as ENPP1 and ABCC6 Deficiencies and calciphylaxis, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. In addition, while we are pursuing additional diseases of pathologic mineralization and intimal proliferation, including those without a clear genetic basis, such as calciphylaxis or calcifications as a result of end stage kidney disease, we may not receive approval for such indications or such indications may not expand the target population for INZ-701 in an amount sufficient to achieve profitability. Furthermore, if we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Reimbursement agencies in Europe may be more conservative than the Centers for Medicare & Medical Services ("CMS") in the United States. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

Our future profitability will depend, in part, on our ability to commercialize our product candidates in markets outside of the United States and Europe. We are not permitted to market or promote INZ-701 or any other product candidates we develop before we receive approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate marketing approvals in other countries we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates. If we commercialize our product candidates in these foreign markets, we will be subject to additional risks and uncertainties, including:

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

Risks Related to our Dependence on Third Parties

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business. If we are not able to maintain these third-party relationships or if these arrangements are terminated, we may have to alter our development and commercialization plans and our business could be adversely affected.

We rely, and expect to continue to rely, on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing clinical trials, our planned clinical trials, and any other clinical trials we conduct in the future. We do not plan to independently conduct clinical trials of INZ-701 or any other product candidate that we may develop. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional contract research organizations, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new contract research organization commences work. As a result, delays can occur, which could materially impact our ability to meet our desired clinical development timelines. For example, the COVID-19 pandemic and government measures taken in response have also had a significant impact on many contract research organizations. Although we plan to carefully manage our relationships with our contract research organizations, investigators and other third parties, we may nonetheless encounter challenges or delays in the future, which could have a material and adverse impact on our business, financial condition and prospects.

Manufacturing biologic products is complex and subject to product loss for a variety of reasons. We contract with third parties for the manufacture of our product candidates for preclinical testing and clinical trials and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of both drug substance and finished drug product for INZ-701 and any future product candidates for preclinical testing and clinical trials, as well as for commercial manufacture if any of our product candidates receive marketing approval. We also rely on these third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

We have only limited supply agreements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We obtain supplies of drug substance and finished drug product for INZ-701 on a purchase order basis. We do not have long-term committed arrangements with respect to any of our product candidates or other materials. We are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support ongoing and future clinical trials. In addition, if we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party.

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

Manufacturing biologic products, such as INZ-701, is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. The manufacture of biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the product process. We have not yet scaled up the manufacturing process for any of our product candidates for potential commercialization. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could harm our results of operations and cause potential reputational damage. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer. In addition, a health epidemic, such as the COVID-19 pandemic, may impact our ability to procure sufficient supplies for the development of our product candidates.

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

Our set of arrangements with Yale provide us with access to certain of Yale’s intellectual property and to Professor Demetrios Braddock’s laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive. Upon the scheduled expiration of the Yale sponsored research agreement in December 2024, we may not be able to renew the research agreement or any renewal could be on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the sponsored research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale sponsored research agreement or decides to devote fewer resources to such activities, our research efforts would be diminished, while our royalty obligations to Yale would continue unmodified.

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

We may enter into transactions to in-license or acquire other businesses, intellectual property, technologies, product candidates, or products. If we determine to pursue a particular transaction, we may not be able to complete the transaction on favorable terms, or at all. Any in-licenses or acquisitions we complete may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an in-license or acquisition or issue our common stock or other equity securities to the stockholders of the target company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and nondisruptive manner. In-license and acquisition transactions may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. For example, we completed an acquisition of specified patent rights and other specified assets related to ENPP1 from Alexion Pharmaceuticals, Inc. in July 2020. We cannot predict the number, timing or size of additional future in-licenses or acquisitions or the effect that any such transactions might have on our operating results.

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

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office ("USPTO") or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA"), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA") which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full biologics license application, or BLA, for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product.

In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. More recently, in October 2023, the FDA issued its first interchangeable exclusivity determination under the BPCIA.

We believe that any product candidate of ours that may be approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. Nonetheless, the approval of biosimilar products referencing any of our product candidates would have a material adverse impact on our business due to increased competition and pricing pressures. Moreover, there is a risk that any exclusivity we do receive could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation.

The extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The ultimate impact, implementation, and meaning of the BPCIA are subject to uncertainty, and any new regulations, guidance, policies, or processes adopted by the FDA to implement the law could have a material adverse effect on the future commercial prospects for our biological products.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, the EMA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical testing and clinical trials could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Our ability to develop and market products may be threatened by the results of ongoing litigation challenging the FDA’s approval of another company’s drug, mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a product which was originally approved in 2000 and whose distribution is governed by various measures adopted under risk evaluation and mitigation strategy ("REMS"). In reaching that decision, the district court made a number of findings that numerous representatives of the pharmaceutical and biotechnology industry believe will chill the development, approval, and distribution of new drug and biologic products in the United States. Among other determinations, the district court substituted its scientific judgment for that of the FDA and it held that the FDA must provide a special justification for any differences between an approved drug’s labeling and the conditions that existed in the drug’s clinical trials. Further, the district court read the jurisdictional requirements governing litigation in federal court so as to potentially allow virtually any party to bring a lawsuit against the FDA in connection with its decision to approve a new drug application or a biologics license application or establish requirements under a REMS. The U.S. Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals for the Fifth Circuit did hold that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious in violation of federal law. In December 2023, the Supreme Court announced that it will review the appeals court decision. Depending on the outcome of this litigation and the regulatory uncertainty it has engendered, our ability to develop product candidates is at risk, and our efforts to develop and market new products could be delayed, undermined, or subject to protracted litigation.

Finally, under the Pediatric Research Equity Act, a new drug application ("NDA"), a BLA or supplement to an NDA or BLA for certain drugs and biological products must contain data to assess the safety and effectiveness of the drug or biological product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (the "MHRA") became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland, and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The United Kingdom and the European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will result in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council, and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply to the FDA for fast track designation. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective.

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

Further, if the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of 10 months.

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

Accelerated approval by the FDA or comparable foreign regulatory authorities, even if granted for our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

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

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

In the European Union, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.

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

On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek a Rare Pediatric Disease Designation for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers ("PRVs") to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a PRV may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

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

The FDA, EMA, or other comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our product development strategy and we may not realize the commercial potential of any such product candidate.

If safe and effective use of any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA, and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval ("PMA") simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the sponsor must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA, the EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, including the requirement to implement a REMS. We must also comply with requirements concerning advertising and promotion for any product candidate for which we obtain marketing approval.

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

In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a biologic product. In addition, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased, and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. We will need to carefully navigate the FDA’s various regulations, guidance, and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any product candidates that we develop for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•
the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through the first half of 2032. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s healthcare offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in years 2030 and 2031.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. In June 2021, the U.S. Supreme Court dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provisions of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued an executive order which directs federal agencies to reconsider rules and other polices that limit Americans’ access to healthcare, and consider actions that will protect and strengthen that access. Under this executive order, federal agencies are directed to re-examine policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. The executive order also directs HHS to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment ("HTA"), amending Directive 2011/24/EU, was adopted. While the HTA entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among European Union member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit European Union member states to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual European Union member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America ("PhRMA"), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states (Colorado, Florida, Maine, New Hampshire, New Mexico, North Dakota, Texas, Vermont, and Wisconsin) have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida's plan for Canadian drug importation.

Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA, it has been delayed by Congress to January 1, 2032.

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA's Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Inadequate funding for the FDA, the SEC, and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the Securities and Exchange Commission (the "SEC") and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area ("EEA") in May 2018. Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many follow GDPR as a model, other laws contain different or conflicting provisions. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators.

In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. This CJEU decision has resulted in increased scrutiny on data transfers generally and may increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the EU to the U.S. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.

Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the United Kingdom’s Data Protection Act 2018 and the GDPR, respectively. In October 2023, the United Kingdom and the United States implemented a US-UK "data bridge," which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. In addition to the United Kingdom, Switzerland is also in the process of approving an adequacy decision in relation to the Swiss-U.S. Data Privacy Framework (which would function similarly to the EU-U.S. Data Privacy Framework and the U.S.-UK “data bridge” in relation to data transfers from Switzerland to the United States). Any changes or updates to these developments have the potential to impact our business.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act ("CPRA"), which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, 11 other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering comprehensive privacy laws during the 2024 legislative sessions that will go into effect in 2025 and beyond, including New Hampshire and New Jersey. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states (such as Vermont) are considering such legislation in 2024. These laws may impact our business activities, including our identification of research subjects, relationships with business partners, and ultimately the marketing and distribution of our products.

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

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing, and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

We are subject to numerous laws and regulations in each jurisdiction outside the United States in which we operate. The creation, implementation and maintenance of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act (the "FCPA") prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

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

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, commercial, manufacturing, and quality control and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those of our collaborators, vendors, suppliers, contractors, or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

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

If we experience any material system failure, accident, cyber-attack, or security breach that causes interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

As of March 7, 2024, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, owned shares representing approximately 54% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the "DGCL") which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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
•
changes in physician, hospital, or healthcare provider practices;

•
developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•
the recruitment or departure of key personnel;
•
the level of expenses related to any of our product candidates or clinical development programs;
•
the results of our efforts to discover, develop, acquire or in-license products, product candidates or technologies, the costs of commercializing any such products, and the costs of development of any such product candidates or technologies;
•
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•
variations in our financial results or the financial results of companies that are perceived to be similar to us;
•
announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;
•
sales of common stock by us, our executive officers, directors or principal stockholders, or others;
•
changes in the structure of healthcare payment systems;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
general economic, industry, and market conditions; and
•
the other factors described in this “Risk Factors” section.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3 which allows us to offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, debt securities, depositary shares, subscription rights, warrants or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In addition, we have also entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock under a registration statement with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. To date, we have sold $21.2 million of securities pursuant to the Open Market Sale Agreement.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

As a public company we have incurred, and particularly after we are no longer an EGC or a smaller reporting company, will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have certain processes for assessing, identifying, and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect information from unauthorized access or attack, as well as secure our network and systems. Such processes include physical, procedural, and technical safeguards, response plans, regular tests on our systems, incident simulations, and routine review of our policies and procedures to identify risks and improve our practices. We engage certain external parties, including consultants, computer security firms and risk management, peer companies, industry groups, and governance experts, to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers before engaging them to help protect us from any related vulnerabilities. As part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber attacks, and other related breaches.

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides periodic updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

Our Executive Director of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The Executive Director of Information Technology has over 25 years of experience working with life science companies and venture capital firms in the information technology field, a certificate from HarvardX (Cybersecurity: Managing Risk), and an active membership in Health-ISAC.

We have also established a cross-functional Cybersecurity Steering Committee, led by our Chief Executive Officer serving as the chair and consisting of other executive-level leaders, that is responsible for providing leadership in the protection of information assets and technology. The committee members advise on and prioritize the development of information security initiatives, projects, and policies as advocates for our stakeholders. This committee is also charged with helping to resolve security and compliance risk issues affecting us.

In order to help deter and detect cyber threats, we provide all employees, including part-time and temporary employees, with a monthly data protection, cybersecurity, and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use, and mobile security, and educates employees on the importance of reporting all incidents immediately. We engage third-party vendors for 24/7 monitoring and comprehensive incident response measures. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

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

Holders of Our Common Stock

As of March 7, 2024, there were approximately 31 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the 12 months ended December 31, 2023.

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

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-239648), which was declared effective by the Securities and Exchange Commission (the "SEC") on July 23, 2020. BofA Securities, Inc., Cowen and Company, LLC, and Piper Sandler & Co. acted as joint book-running managers for our IPO. Wedbush Securities Inc. acted as lead manager for our IPO. The offering commenced on July 23, 2020 and did not terminate until the sale of all of the shares offered.

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

As of December 31, 2023, we have used all of the net proceeds from the IPO to fund clinical development of INZ-701, to fund our preclinical research and development activities, and for working capital and other general corporate purposes. There was no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 24, 2020.

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

Overview

We are a clinical-stage rare disease biopharmaceutical company developing novel therapeutics for the treatment of diseases impacting the vasculature, soft tissue, and skeleton. Through our in-depth understanding of a key biological pathway, we are pursuing the development of therapeutics that address pathologic mineralization and intimal proliferation to improve the underlying causes of these debilitating diseases. It is well established that low levels of plasma pyrophosphate ("PPi") drive pathologic mineralization and low levels of adenosine drive intimal proliferation in a number of rare diseases. We are initially focused on developing a novel therapy for diseases characterized by pathologic calcification and intimal proliferation, including ENPP1 Deficiency and ABCC6 Deficiency, as well as calciphylaxis.

ENPP1 and ABCC6 Deficiencies are rare chronic, systemic, and progressive genetic diseases occurring over the course of a patient’s lifetime, starting as early as fetal development and spanning into adulthood. These diseases represent a significant unmet medical need, with high mortality rates for infants with ENPP1 Deficiency and high levels of morbidity occurring for patients with these diseases throughout their lives. Calciphylaxis is a rare disorder with a high mortality rate that mostly affects patients with end- stage kidney disease (“ESKD”). There are currently no approved therapies for ENPP1 Deficiency, ABCC6 Deficiency, or calciphylaxis. Currently available treatments seek to minimize the manifestations of these diseases and do not address the underlying causes of these diseases.

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to metabolize extracellular adenosine triphosphate ("ATP") to generate PPi and adenosine monophosphate ("AMP"), which can be processed to phosphate and adenosine. This process is central to the regulation of calcium deposition throughout the body and is further associated with the inhibition of intimal proliferation, or narrowing and obstruction of blood vessels. We have generated robust proof of concept data in preclinical models of ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis demonstrating that INZ-701 prevented pathologic mineralization and skeletal abnormalities, led to improvements in overall health and survival, and prevented intimal proliferation.

We are currently conducting clinical trials of INZ-701 for the treatment of ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis. The U.S. Food and Drug Administration ("FDA") has granted orphan drug designation and the European Medicines Agency ("EMA") has granted orphan designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency.

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. In February 2023, we reported positive interim pharmacokinetic, pharmacodynamic, and safety data from this trial. In September 2023, we reported positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. We expect to report topline data from the first three cohorts of the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in April 2024.

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. In February 2023, we reported positive interim safety, pharmacodynamic, and pharmacokinetic data from this trial. In September 2023, we reported positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. We expect to report topline data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ABCC6 Deficiency in April 2024. Subject to regulatory review and sufficient funding, we plan to initiate a Phase 3 clinical trial of INZ-701 in patients with ABCC6 Deficiency in the first quarter of 2025.

In June 2023, we initiated our Phase 1b, single arm, open-label clinical trial of INZ-701 (the "ENERGY-1 trial") designed primarily to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency. We expect to report interim data from the ENERGY-1 trial in the second half of 2024.

In September 2023, we opened the first site for our pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency (the "ENERGY-3 trial"), and patient recruitment is underway. We anticipate reporting topline data from the ENERGY-3 trial in mid-2025. Pending regulatory discussions and appropriate financial resources, we also plan to conduct a pivotal trial in adolescents and adults with ENPP1 Deficiency (the "ENERGY-4 trial"). We anticipate initiating a pivotal trial of INZ-701 in infants with ENPP1 Deficiency outside of the United States (the "ENERGY-2 trial") in the second half of 2024.

In February 2024, we initiated SEAPORT-1, a Phase 1 clinical trial designed to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in up to 10 patients with ESKD receiving hemodialysis. Patients will receive 1.8 mg/kg of INZ-701 once weekly coinciding with their hemodialysis treatment for a total of 30 days. The trial’s primary endpoint will assess safety and change from baseline plasma PPi concentration, with secondary endpoints including pharmacokinetic and pharmacodynamic parameters. We plan to report topline data from SEAPORT-1 in the fourth quarter of 2024 and expect data from this trial to inform our study design for patients with calciphylaxis in the future.

Subject to successfully completing clinical development of INZ-701 in ENPP1 and ABCC6 Deficiencies, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases of pathologic mineralization and intimal proliferation, including those without a clear genetic basis. We are also exploring the potential for development of a gene therapy for ENPP1 Deficiency.

Executive Summary

During the three months ended December 31, 2023, we continued to advance our ongoing clinical trials of INZ-701 in patients with ENPP1 and ABCC6 Deficiencies. Key highlights and accomplishments during the year ended December 31, 2023 through March 12, 2024, as well as upcoming anticipated milestones, include:

Key Highlights

•
We initiated the clinical development program of INZ-701 for the treatment of calciphylaxis and launched the Phase 1 SEAPORT-1 trial of INZ-701 in up to 10 patients with ESKD receiving hemodialysis.
•
We launched a global patient registry in partnership with GACI Global to advance the understanding of ENPP1 Deficiency and infantile-onset ABCC6 Deficiency.
•
We initiated the ENERGY-3 pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency.
•
We announced the inclusion of ABCC6 and ENPP1 in the initial list of genes selected for the Genomic England Generation Study, which was developed to advance early detection of rare genetic conditions, with the goal of setting a new standard for newborn screening programs.
•
We announced positive interim data from the ongoing Phase 1/2 trials of INZ-701 in adults with ENPP1 Deficiency and ABCC6 Deficiency (pseudoxanthoma elasticum). Data suggested clinical benefit for ENPP1 Deficiency, including improvement in key bone biomarkers, patient reported outcomes, and functional outcomes. Improvement in the Global Impression of Change was observed in all three dose cohorts in the ABCC6 Deficiency trial.
•
Following meetings with the U.S. FDA and the Paediatric Committee of the EMA, we announced our global development strategy of INZ-701 for the treatment of ENPP1 Deficiency. Change in PPi will serve as the primary endpoint in the U.S and co-primary endpoint in the EU for the ENERGY-3 pivotal trial in pediatric patients. Based on regulatory feedback from the FDA and EMA, positive data from the ongoing and planned clinical trials of INZ-701 in patients with ENPP1 Deficiency, including comprehensive data demonstrating clinical impact of plasma PPi, could provide the basis for the our submission of marketing applications in both the U.S. and EU. These data will include final results from our ongoing Phase 1/2 trial in adult patients with ENPP1 Deficiency, available results from our ongoing ENERGY-1 trial, a Phase 1b trial of INZ-701 in infants with ENPP1 Deficiency, available results from the planned pivotal ENERGY-2 trial in infants to be initiated ex-U.S., and final results from the ongoing pivotal ENERGY-3 trial in pediatric patients.

Select Anticipated Milestones for INZ-701

ENPP1 Deficiency

•
We expect to report topline data from the first three cohorts of the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency in April 2024.

•
We anticipate initiating the ENERGY-2 trial, a pivotal trial of INZ-701 in infants with ENPP1 Deficiency, outside of the United States in the second half of 2024.
•
We expect to report interim data from the ENERGY-1 trial, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency, in the second half of 2024.
•
We anticipate reporting topline data from the ENERGY-3 trial in mid-2025.

ABCC6 Deficiency

•
We expect to report topline data from the ongoing Phase 1/2 clinical trial of INZ-701 in adults with ABCC6 Deficiency in in April 2024.
•
Subject to regulatory review and sufficient funding, we plan to initiate a Phase 3 clinical trial of INZ-701 in patients with ABCC6 Deficiency in the first quarter of 2025.

Calciphylaxis

•
We initiated SEAPORT-1, a Phase 1 clinical trial designed to assess safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in up to 10 patients with ESKD receiving hemodialysis in February 2024, and we plan to report topline data in the fourth quarter of 2024. We expect data from this trial to inform our study design for patients with calciphylaxis in the future.

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

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $71.2 million and $67.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $285.9 million.

Our total operating expenses were $75.6 million and $68.7 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant operating expenses for the foreseeable future. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need to obtain substantial additional funding to support our continuing operations. Until such time, if ever, as we can generate significant revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution and licensing arrangements. We do not have any committed external source of funds, other than under our loan and security agreement with K2 HealthVentures LLC ("Loan Agreement"). Our ability to borrow under our Loan Agreement is subject to our satisfaction of specified conditions and lender discretion. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce, or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

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

On April 14, 2022, we entered into an underwriting agreement with Jefferies LLC and Cowen and Company, LLC, relating to an underwritten offering of 16,276,987 shares of our common stock (the "April 2022 Shares"), and, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,523,013 shares of common stock. The closing of the offering took place on April 19, 2022. The offering price of the April 2022 Shares was $3.69 per share, and the offering price of the pre-funded warrants was $3.6899 per share underlying each pre-funded warrant. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses. As of February 2023, all of the pre-funded warrants had been exercised by means of cashless exercise.

On July 25, 2022, we entered into the Loan Agreement with K2HV (which we refer to, together with any other lender from time to time party thereto, as the Lenders), K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans consisting of (subject to certain customary conditions): (i) a first tranche commitment of $25.0 million, of which $5.0 million was funded at closing and of which the remaining $20.0 million was funded at our election on February 15, 2023, or collectively, the First Tranche Commitment, (ii) two subsequent tranche commitments totaling $20.0 million in the aggregate to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, financial, clinical and regulatory milestones relating to INZ-701, which were funded during June and December 2023, and (iii) a fourth tranche commitment of $25.0 million available to be drawn at our option through August 31, 2025, subject to use of proceeds limitations and Lender’s consent in its discretion.

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

Subject to certain conditions, we granted the Lenders the right, prior to repayment of the term loans, to invest up to $5,000,000 in the aggregate in our future offerings of common stock, convertible preferred stock, or other equity securities that are broadly marketed and offered to multiple investors, on the same terms, conditions, and pricing afforded to others participating in any such financing.

On July 27, 2023, we entered into an underwriting agreement with BofA Securities, Inc., Cowen and Company, LLC, and Piper Sandler & Co., as representatives of the several underwriters named therein, relating to an underwritten public offering of 14,375,000 shares of our common stock, which included 1,875,000 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares (the "July 2023 Shares"). The closing of the offering took place on August 1, 2023. The offering price of the July 2023 Shares was $4.80 per share. Net proceeds from the offering were approximately $64.4 million, after deducting underwriting discounts and commissions and offering expenses.

As of December 31, 2023, we had cash, cash equivalents, and short-term investments of approximately $188.6 million and we had $45.0 million of outstanding principal indebtedness under our Loan Agreement. We believe that our existing cash, cash equivalents, and short-term investments as of December 31, 2023 will enable us to fund our cash flow requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “Liquidity and Capital Resources.”

To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency, our ongoing pivotal trial of INZ-701 in pediatrics with ENPP1 Deficiency, and our ongoing Phase 1 clinical trial of INZ-701 in patients with ESKD receiving hemodialysis;
•
prepare for, initiate, and conduct our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, including our planned pivotal clinical trials of INZ-701 for infants, and in adolescents and adults with ENPP1 Deficiency, and our planned Phase 3 clinical trial of INZ-701 for patients with ABCC6 Deficiency;
•
conduct research, preclinical testing, and clinical trials of INZ-701 for additional indications;
•
conduct research, preclinical testing, and clinical trials of other product candidates;

•
engage in regulatory interactions with the FDA, the EMA, and other regulatory authorities;
•
submit regulatory filings and seek marketing approval for INZ-701 or any other product candidate if it successfully completes clinical trials;
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
•
the costs of acquiring laboratory supplies and developing preclinical studies and clinical trial materials;
•
costs related to compliance with regulatory requirements; and
•
an allocation of facilities costs, which include depreciation of equipment and expenses for rent, information technology, utilities, and other operating costs.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. We do not currently track research and development expenses by specific indication.

We are currently conducting our Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 Deficiency and ABCC6 Deficiency, our Phase 1b ENERGY-1 trial for infants with ENPP1 Deficiency, our pivotal ENERGY-3 trial of INZ-701 for pediatric patients with ENPP1 Deficiency, and our Phase 1 SEAPORT-1 clinical trial of INZ-701 for up to 10 patients with ESKD receiving hemodialysis. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development costs will continue to increase substantially for the foreseeable future as we execute on our global development strategy, prepare for and conduct our ongoing and planned clinical trials of INZ-701, further scale our manufacturing processes, advance development of INZ-701 for additional indications, and potentially develop additional product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel, and stock-based compensation expense for personnel in executive, finance, and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax, and audit services, and an allocation of facilities and information technology infrastructure costs. We incur, and anticipate that we will continue to incur, costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance, and tax-related services related to maintaining compliance with requirements of Nasdaq and the Securities and Exchange Commission (the "SEC"); director and officer insurance costs; and investor and public relations costs. Additionally, we may experience an increase in payroll expense as a result of our preparation for potential commercial operations, especially related to sales and marketing costs. We expect that our general and administrative expenses will increase in future periods as we expand our operations and execute on our global development strategy.

Interest Income

Interest income consists of income from bank deposits and investments.

Interest Expense

Interest expense consists of interest expense related to our Loan Agreement.

Other Expense, net

Other expense, net primarily consists of realized gains and losses on marketable securities and foreign exchange gains or losses.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Increase (Decrease)
Operating expenses:
Research and development	$54,847	$47,849	$6,998
General and administrative	20,798	$20,826	(28)
Total operating expenses	75,645	68,675	6,970
Loss from operations	(75,645)	(68,675)	6,970
Other income (expense):
Interest income	7,837	2,195	5,642
Interest expense	(3,333)	(262)	(3,071)
Other expense, net	(28)	(319)	291
Other income, net	4,476	1,614	2,862
Net loss	$(71,169)	$(67,061)	$4,108

Research and Development Expense

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Increase

INZ-701-related research and development expense	$33,564	$29,336	$4,228
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	17,563	15,637	1,926
Facilities and administrative expense	3,720	2,876	844
Total	$54,847	$47,849	$6,998

Research and development expense increased $7.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases of $4.2 million in INZ-701-related research and development expense and $1.9 million in personnel-related expense.

INZ-701-related research and development expense increased $4.2 million primarily due to a $3.6 million increase in chemistry, manufacturing, and controls expense to support our ongoing clinical trials and prepare for potential commercialization and a $0.6 million increase in non-clinical research and development expense to support our ongoing clinical trials.

Personnel-related expense increased $1.9 million primarily due to increased headcount needed to support our ongoing clinical trials.

General and Administrative Expense

General and administrative expense remained relatively flat for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Interest Income

Interest income increased $5.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to higher interest rates and a larger cash balance on which we were earning interest in 2023.

Interest Expense

Interest expense increased $3.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to additional borrowings in 2023 under our Loan Agreement.

Other Expense, net

Other expense, net remained relatively flat for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. To date, we have funded our operations primarily with proceeds from the sales of convertible preferred stock, offerings of common stock and pre-funded warrants, and borrowings under our Loan Agreement. Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution, or licensing arrangements.

On August 11, 2021, we filed a universal shelf registration statement on Form S-3 (the "2021 Registration Statement"), which was declared effective on August 23, 2021. Under the 2021 Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the 2021 Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. During the year ended December 31, 2023, we sold 3,553,995 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million.

In April 2022, we closed an underwritten offering in which we sold 16,276,987 shares of common stock and pre-funded warrants to purchase 3,523,013 shares of common stock under the 2021 Registration Statement. Net proceeds from the offering were approximately $68.3 million, after deducting underwriting discounts and commissions and offering expenses.

In July 2022, we entered into a Loan Agreement with the Lenders, which provides up to $70.0 million principal in term loans consisting of (subject to certain customary conditions): (i) a First Tranche Commitment of $25.0 million, of which $5.0 million was funded at closing and of which the remaining $20.0 million was funded at our election in February 2023, (ii) two subsequent tranche commitments totaling $20.0 million in the aggregate to be drawn at our option during certain availability periods, subject to the achievement, as determined by the administrative agent in its sole discretion, of certain time-based, financial, clinical, and regulatory milestones relating to INZ-701, of which $7.5 million was funded in June 2023 and the remaining $12.5 million was funded in December 2023, and (iii) a fourth tranche commitment of $25.0 million available to be drawn at our option through August 31, 2025, subject to use of proceeds limitations and Lender’s consent in its discretion. We have an aggregate of $45.0 million principal in term loans outstanding. The Lenders may elect to purchase up to $5.0 million of shares of our common stock pursuant to the Loan Agreement. Additional information on the Loan Agreement is described in Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In August 2023, we closed an underwritten offering in which we sold 14,375,000 shares of common stock under the 2021 Registration Statement. Net proceeds from the offering were approximately $64.4 million, after deducting underwriting discounts and commissions and offering expenses.

On November 7, 2023, we filed a universal shelf registration statement on Form S-3 (the “2023 Registration Statement”), which was declared effective on November 15, 2023. Under the 2023 Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights, or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale.

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents, and short-term investments at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$34,588	$32,915
Short-term investments	154,001	94,951
Total cash, cash equivalents, and short-term investments	$188,589	$127,866

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Net cash used in operating activities	$(70,675)	$(57,761)
Net cash used in investing activities	(53,646)	(5,403)
Net cash provided by financing activities	125,969	72,788
Net increase in cash, cash equivalents, and restricted cash	$1,648	$9,624

Net Cash Used in Operating Activities

Net cash used in operating activities increased approximately $12.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $4.1 million increase in our net loss, a $3.7 million adjustment for non-cash items, and a $3.1 million increase in payments against accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities increased approximately $48.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, as a $117.3 million increase in purchases of marketable securities exceeded a $69.0 million increase in maturities of marketable securities in the year ended December 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased approximately $53.2 million for the year ended December 31, 2023 primarily due to a $35.9 million increase in net proceeds received from the issuance of long-term debt and a $17.4 million increase in combined net proceeds received from the issuance of common stock and pre-funded warrants.

Funding Requirements

We expect to devote substantial financial resources toward our ongoing and planned activities, particularly as we execute on our global development strategy, conduct our ongoing clinical trials of INZ-701 for ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis, and continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidates we develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities. In addition, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce, or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

As of December 31, 2023, we had cash, cash equivalents, and short-term investments of approximately $188.6 million, and we had $45.0 million of outstanding principal indebtedness under our Loan Agreement. We believe that our existing cash, cash equivalents, and short-term investments as of December 31, 2023 will enable us to fund our cash flow requirements into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to health epidemics and geopolitical events, including ongoing wars or civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. In addition, market instability and volatility, high level of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity.

Contractual Obligations, Commitments, and Contingencies

We currently lease office and laboratory space. Additional information about these leases and our commitments under them can be found in Note 7 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We have entered into a license agreement with Yale under which we are responsible to pay annual license maintenance fees, milestone payments and royalties. The amount, timing and likelihood of such milestone and royalty payments are not known. We have also entered into a sponsored research agreement with Yale under which we agreed to provide research support funding in the aggregate amount of $3.0 million over the eight year period from contract inception through December 2024. Additional information about these arrangements can be found in Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We have a Loan Agreement with K2HV under which we have borrowed $45.0 million as of the date of this Annual Report on Form 10-K. We are obligated to make interest only payments for the first 36 months and then interest and equal principal payments through the maturity date, August 1, 2026. The loan bears a variable interest rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. Additional information about the Loan Agreement and our commitments under it can be found in Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with our personnel and suppliers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by CROs and contract manufacturing organizations ("CMOs"), among others, in connection with research and development activities for which we have not yet been invoiced.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, our cash equivalents consisted primarily of short-term money market funds and U.S. Treasury securities. As of December 31, 2023, our short-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities with maturities of less than one year. As of December 31, 2022, our short-term investments consisted of commercial paper and U.S. Treasury securities with maturities of less than one year. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2023, the aggregate principal amount outstanding under the Loan Agreement was $45.0 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. Of the $45.0 million aggregate principal amount outstanding, $5.0 million was funded at closing, and we borrowed an additional $20.0 million in February 2023, $7.5 million in June 2023, and $12.5 million in December 2023 under the Loan Agreement. The interest rate as of December 31, 2023 was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2023 and 2022.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Inozyme Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inozyme Pharma, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 12, 2024

INOZYME PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$34,588	$32,915
Short-term investments	154,001	94,951
Prepaid expenses and other current assets	7,661	3,527
Total current assets	196,250	131,393
Property and equipment, net	1,466	2,018
Right-of-use assets	1,126	1,620
Restricted cash	311	354
Prepaid expenses, net of current portion	1,694	3,810
Total assets	$200,847	$139,195
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,166	$2,544
Accrued expenses	12,610	11,355
Operating lease liabilities	910	816
Total current liabilities	14,686	14,715
Operating lease liabilities, net of current portion	913	1,823
Long-term debt, net	44,769	4,139
Other long-term liabilities	—	124
Total liabilities	60,368	20,801
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value - 5,000,000 shares authorized at December 31, 2023 and December 31, 2022; No shares issued and outstanding at December 31, 2023 or December 31, 2022	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at December 31, 2023 and December 31, 2022; 61,768,771 shares issued and outstanding at December 31, 2023 and 40,394,363 shares issued and outstanding at December 31, 2022	6	4
Additional paid in-capital	426,362	333,356
Accumulated other comprehensive income (loss)	41	(205)
Accumulated deficit	(285,930)	(214,761)
Total stockholders’ equity	140,479	118,394
Total liabilities and stockholders’ equity	$200,847	$139,195

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$54,847	$47,849
General and administrative	20,798	20,826
Total operating expenses	75,645	68,675
Loss from operations	(75,645)	(68,675)
Other income (expense):
Interest income	7,837	2,195
Interest expense	(3,333)	(262)
Other expense, net	(28)	(319)
Other income, net	4,476	1,614
Net loss	$(71,169)	$(67,061)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	264	(198)
Foreign currency translation adjustment	(18)	(25)
Total other comprehensive income (loss)	246	(223)
Comprehensive loss	$(70,923)	$(67,284)
Net loss attributable to common stockholders—basic and diluted	$(71,169)	$(67,061)
Net loss per share attributable to common stockholders—basic and diluted	$(1.37)	$(1.78)
Weighted-average common shares outstanding—basic and diluted	51,839,131	37,763,168

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2021	23,668,747	$2	$256,948	$18	$(147,700)	$109,268
Stock-based compensation	—	—	7,672	—	—	7,672
Exercise of stock options	210,977	—	359	—	—	359
Issuance of common stock, net of issuance costs	16,276,987	2	56,135	—	—	56,137
Issuance of pre-funded warrants, net of issuance costs	—	—	12,150	—	—	12,150
Exercise of pre-funded warrants	197,240	—	—	—	—	—
Shares purchased in Employee Stock Purchase Plan	40,412	—	92	—	—	92
Other comprehensive loss:
Unrealized loss on investments	—	—	—	(198)	—	(198)
Foreign currency translation adjustment	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(67,061)	(67,061)
Balance at December 31, 2022	40,394,363	$4	$333,356	$(205)	$(214,761)	$118,394
Stock-based compensation	—	—	7,037	—	—	7,037
Exercise of pre-funded warrants	3,325,644	—	—	—	—	—
Shares issued in at-the-market offering	3,553,995	1	21,235	—	—	21,236
Exercise of stock options	43,209	1	116	—	—	117
Issuance of common stock, net of issuance costs	14,375,000	—	64,412	—	—	64,412
Shares purchased in Employee Stock Purchase Plan	76,560	—	206		—	206
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	264	—	264
Foreign currency translation adjustment	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(71,169)	(71,169)
Balance at December 31, 2023	61,768,771	$6	$426,362	$41	$(285,930)	$140,479

The accompanying notes are an in1tegral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(71,169)	$(67,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	833	744
Loss on disposal of fixed assets	20	17
Stock-based compensation expense	7,037	7,672
Amortization of premiums and discounts on marketable securities	(5,438)	(1,671)
Reduction in the carrying value of right-of-use assets	494	433
Non-cash interest expense and amortization of debt issuance costs	630	93
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,134)	14
Accounts payable	(1,378)	150
Accrued expenses	1,255	2,857
Operating lease liabilities	(816)	(732)
Prepaid expenses, net of current portion	2,115	(401)
Other long-term liabilities	(124)	124
Net cash used in operating activities	(70,675)	(57,761)
Investing activities
Purchases of marketable securities	(269,330)	(151,993)
Maturities of marketable securities	215,982	147,000
Purchases of property and equipment	(298)	(410)
Net cash used in investing activities	(53,646)	(5,403)
Financing activities
Net proceeds from issuance of common stock	85,647	56,137
Net proceeds from issuance of pre-funded warrants	—	12,150
Net proceeds from issuance of long-term debt	40,000	4,050
Proceeds from exercise of stock options	116	359
Proceeds from issuance of common stock for cash under employee stock purchase plan	206	92
Net cash provided by financing activities	125,969	72,788
Net increase in cash, cash equivalents, and restricted cash	1,648	9,624
Effect of foreign currency exchange rate in cash	(18)	(25)
Cash, cash equivalents, and restricted cash at beginning of period	33,269	23,670
Cash, cash equivalents, and restricted cash at end of period	$34,899	$33,269
Supplemental cash flow information:
Cash and cash equivalents	$34,588	$32,915
Restricted cash	311	354
Cash, cash equivalents, and restricted cash at end of period	$34,899	$33,269
Property and equipment unpaid at end of period	$—	$14
Cash paid for interest	$(2,347)	$(170)

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

Through the Company’s in-depth understanding of a key biological pathway, the Company is pursuing the development of therapeutics that address pathologic mineralization and intimal proliferation to improve the underlying causes of these debilitating diseases. It is well established that low levels of plasma pyrophosphate drive pathologic mineralization and low levels of adenosine drive intimal proliferation in a number of rare diseases. The Company is initially focused on developing a novel therapy to treat for ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis.

The Company’s lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, fusion protein that is designed to metabolize extracellular adenosine triphosphate to generate plasma pyrophosphate and adenosine monophosphate, which can be processed to phosphate and adenosine. This process is central to the regulation of calcium deposition throughout the body and is further associated with the inhibition of intimal proliferation, or narrowing and obstruction of blood vessels.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through December 31, 2023, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development. The Company incurred net losses of $71.2 million and $67.1 million in the years ended December 31, 2023 and 2022, respectively, and had an accumulated deficit of $285.9 million as of December 31, 2023. The Company had cash, cash equivalents, and short-term investments of $188.6 million as of December 31, 2023.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses and negative cash flows from operations since inception and has primarily funded its operations with proceeds from the issuance of convertible preferred stock, offerings of common stock and pre-funded warrants, and its loan and security agreement (the "Loan Agreement") with K2 HealthVentures LLC (see Note 8). The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes that its cash, cash equivalents, and short-term investments as of December 31, 2023 will be sufficient to fund its cash flow requirements for at least 12 months from the date of filing this Annual Report on Form 10-K. Management’s expectations with respect to its ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. The Company will need additional funding to support its planned operating activities. However, there is no guarantee that any financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding, it would be forced to delay, reduce or eliminate some or all of its research and development programs, portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

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

Concentration of Credit Risk, Significant Suppliers, and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments and, from time to time, long-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits and limits its exposure to credit risk by placing its cash with high credit quality financial institutions. The Company’s investments are composed of U.S. Treasury and U.S. government agency debt securities and commercial paper of corporations. The Company mitigates credit risk by maintaining a diversified portfolio and limiting the amount of investment exposure as to institution, maturity, and investment type.

The Company is dependent on third-party manufacturers and contract research organizations ("CROs") to supply product candidates and provide services for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. The Company also relies on CROs to conduct its clinical trials. The Company’s programs could be adversely affected if a third-party manufacturer or a CRO is unable to successfully carry out their contractual obligations or meet expected deadlines. If a third-party manufacturer or a CRO needs to be replaced, the Company may not be able to complete its program development on its anticipated timelines and the Company may incur additional expenses as a result, which could be significant.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include cash in readily available checking accounts, money market accounts, and certain marketable securities. Cash is carried at cost, which approximates its fair value. Cash equivalents are carried at fair market value.

Restricted Cash

Restricted cash is composed of amounts held to collateralize the letters of credit related to the Company’s lease arrangements. Restricted cash is classified as either current or non-current based on the terms of the underlying lease arrangement.

Short-Term and Long-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value on the balance sheet, with unrealized gains and losses on marketable securities, if any, reported as a component of accumulated other comprehensive (loss) income. Realized gains and losses are calculated based on the specific-identification method and are recorded as a component of interest income. There have been no realized gains and losses for the years ended December 31, 2023 and 2022. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Marketable securities with a maturity date of one year or less from the balance sheet date are classified by the Company as short-term investments. Marketable securities with a maturity date of greater than one year from the balance sheet date are classified as long-term investments and are available to fund operations as needed. As of December 31, 2023, the Company did not have any long-term investments. In accordance with the Company’s investment policy, at the time of purchase, the final maturity of each security within the portfolio shall not exceed 18 months and the weighted average maturity of the portfolio will be no greater than 12 months.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life (In Years)
Laboratory equipment and manufacturing equipment	5
Furniture and fixtures	5
Computer equipment	3
Leasehold improvements	Lesser of asset life or lease term

Impairment of Long-lived Assets

As required under the applicable accounting guidance, the Company periodically reevaluates the original assumptions and rationale used in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the years ended December 31, 2023 and 2022.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers for sponsored research, preclinical studies, clinical operations, and contract manufacturing activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses in the accompanying consolidated balance sheets and within research and development expense in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets at December 31, 2023 or 2022. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized any interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

Leases

The Company determines if an arrangement is a lease at contract inception based on the facts and circumstances present in the arrangement. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its balance sheet and determines whether the lease should be classified as a finance or operating lease. Short-term leases, or leases that have a lease term of 12 months or less at the commencement date are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. Additionally, the Company does not separate lease and non-lease components for all leases.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases recorded on its consolidated balance sheet as of December 31, 2023 and 2022.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred issuance costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not have any deferred issuance costs recorded at December 31, 2023 or December 31, 2022.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and pre-funded warrants and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. The Company has generated a net loss in all periods presented; therefore, the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

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

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss consists of the Company’s net loss, unrealized gains and losses on the Company’s investments, and foreign currency translation adjustments and is presented within the consolidated statements of operations and comprehensive loss.

Foreign Currency Transactions

The Company maintains foreign bank accounts denominated in euros and Swiss francs and enters into transactions which are denominated in various currencies. Foreign currency transactions are initially recorded by the Company using the exchange rates prevailing at the date of the transaction. At the balance sheet date, recorded monetary balances denominated in foreign currencies are adjusted to U.S. dollars using the period-end rates of exchange. Exchange gains and losses arising from the translation of foreign currency items are included in other expense, net in the consolidated statements of operations and comprehensive loss.

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

Recently Adopted Accounting Standard

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

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	December 31, 2023
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$80,160	$59	$(1)	$80,218
U.S. government agency debt securities	1 year or less	73,774	17	(8)	73,783
		$153,934	$76	$(9)	$154,001

	December 31, 2022
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	1 year or less	$78,451	$4	$(119)	$78,336
U.S. Treasury securities	1 year or less	16,698	—	(83)	16,615
		$95,149	$4	$(202)	$94,951

The Company concluded that the declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of December 31, 2023 and December 31, 2022. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At December 31, 2023	At December 31, 2022
Interest receivable	$385	$115
Prepaid insurance	1,067	1,293
Prepaid research studies	5,339	1,397
Prepaid other	870	722
Total	$7,661	$3,527

Property and equipment consisted of the following (dollar amounts in thousands):

	At December 31, 2023	At December 31, 2022
Laboratory equipment and manufacturing equipment	$947	$805
Furniture and fixtures	284	258
Computer equipment	491	558
Leasehold improvements	2,157	2,129
	3,879	3,750
Less accumulated depreciation	(2,413)	(1,732)
Total	$1,466	$2,018

Depreciation expense for the years ended December 31, 2023 and 2022 totaled $0.8 million and $0.7 million, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At December 31, 2023	At December 31, 2022
Payroll and related liabilities	$3,838	$3,229
Other professional fees	1,377	1,310
Clinical expenses	3,595	3,986
Research and development costs	2,917	2,345
Other	883	485
Total	$12,610	$11,355

5. Fair Value Measurement

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$33,830	$33,830	$—	$—
U.S. government agency debt securities	73,783	—	73,783	—
U.S. Treasury securities	80,218	80,218	—	—
Total assets	$187,831	$114,048	$73,783	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$26,587	$26,587	$—	$—
Commercial paper	78,336	—	78,336	—
U.S. Treasury securities	16,615	16,615	—	—
Total assets	$121,538	$43,202	$78,336	$—

There have been no transfers between fair value levels during the years ended December 31, 2023 and December 31, 2022.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. For the years ended December 31, 2023 and 2022, the Company incurred a total of $0.1 million and $0.1 million, respectively, in license maintenance fees to Yale. The Company is required to pay Yale up to $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

In January 2017, the Company also entered into a corporate sponsored research agreement with Yale (the "Sponsored Research Agreement"), which was amended in February 2019, under which the Company agreed to provide research support funding in the aggregate amount of $2.4 million over the five-year period from contract inception through December 2021. The Sponsored Research Agreement was amended in February 2022, under which the contract was extended through June 30, 2022 subject to the terms of the existing agreement. The Sponsored Research Agreement was amended again in May 2022, March 2023, and January 2024, such that the agreement now extends through December 2024, with approximately $0.3 million of Company-provided research support funding for the most recent extension. The aggregate amount of agreed upon research support funding under the Sponsored Research Agreement is $3.0 million. The Company recorded research and development expenses associated with this arrangement of $0.1 million in each of the years ended December 31, 2023 and 2022, respectively.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases of office and laboratory space as of December 31, 2023:

•
An operating lease for 8,499 square feet of office space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years. Exercise of the option was determined not to be reasonably certain and thus was not included in the operating lease liability on the consolidated balance sheet as of December 31, 2023 or 2022; and
•
An operating lease for 6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025, with an option to extend the term for five years. Exercise of the option was determined not to be reasonably certain and thus was not included in the operating lease liability on the consolidated balance sheet as of December 31, 2023 or 2022.

Both leases are subject to yearly rent escalations. In connection with the Company’s leases of office space and laboratory space, the Company provided security deposits to the landlords in the form of letters of credit totaling $0.3 million as of December 31, 2023. The cash collateralizing the letters of credit is included in restricted cash in the accompanying balance sheets as of December 31, 2023 and December 31, 2022.

At December 31, 2023, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8% and 1.9 years, respectively.

During the year ended December 31, 2023, cash paid for amounts included for the measurement of lease liabilities was $0.7 million and the Company recorded operating lease expense of $0.9 million. During the year ended December 31, 2022, cash paid for amounts included for the measurement of lease liabilities was $0.9 million and the Company recorded operating lease expense of $0.7 million.

Future lease payments under non-cancelable leases as of December 31, 2023 are as follows (dollar amounts in thousands):

Year Ending December 31,
2024	$1,016
2025	944
$1,960

The Company did not have any finance leases recorded on its consolidated balance sheet as of December 31, 2023 and 2022.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2023 or December 31, 2022.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the years ended December 31, 2023 and 2022.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into the Loan Agreement with K2 HealthVentures LLC (“K2HV”, together with any other lender from time to time, the “Lenders”), K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contained an additional $20.0 million available to be drawn at the Company’s option through March 31, 2023. The Company elected to borrow the remaining $20.0 million in February 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate were available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. The Company elected to borrow $7.5 million under the second tranche commitment in June 2023 and elected to borrow $12.5 million under the third tranche commitment in December 2023.

A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent at its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee.

As of December 31, 2023, a total of $25.0 million of borrowing capacity remained available under the Loan Agreement, subject to the terms and conditions set forth therein. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026, and the Company is obligated to make interest only payments for the first 36 months and then interest and equal principal payments through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of December 31, 2023 was 9.60%. The Company has the option to prepay all, but not less than, the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee is 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior to the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the loans borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of December 31, 2023, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company ("Lender Expenses"). At December 31, 2023, the carrying value of the Loan Agreement approximates the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan on the Company’s consolidated balance sheet at December 31, 2023:

December 31, 2023
(in thousands)
Gross proceeds	$45,000
Unamortized debt issuance costs	(231)
Carrying value	$44,769

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of December 31, 2023 are as follows (dollar amounts in thousands):

Fiscal Year
2024	—
2025	14,508
2026	33,305
Total	$47,813

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

The pre-funded warrants are classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. In addition, such pre-funded warrants do not provide any guarantee of value or return. As of December 31, 2022, 197,251 pre-funded warrants had been exercised by means of cashless exercise in exchange for the issuance of 197,240 shares of the Company's common stock. As of December 31, 2023, the remaining 3,325,762 pre-funded warrants had been exercised by means of cashless exercise in exchange for the issuance of 3,325,644 shares of the Company's common stock.

Open Market Sale Agreement

In connection with the filing of the Registration Statement on August 11, 2021, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. As of December 31, 2023, the Company sold 3,553,995 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. No more than 1,588,315 shares of the Company’s common stock may be granted subject to incentive stock options under the 2020 Plan. On January 1, 2024 and 2023, the number of shares of common stock reserved under the 2020 Plan was increased by 2,470,750 shares and 1,615,774 shares, respectively.

On February 27, 2023, the Company's board of directors adopted the 2023 Inducement Stock Incentive Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to persons who (a) were not previously an employee or director or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of December 31, 2023, the maximum number of shares of the Company's common stock reserved for issuance under the Inducement Plan is 1,000,000 shares.

For the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $7.0 million and $7.7 million, respectively. The fair value of shares vested for the years ended December 31, 2023 and 2022 was $7.6 million and $9.0 million, respectively.

Stock Options

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2022:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2022	4,687,811	$8.53	8.06	$18
Granted	3,019,590	4.53
Exercised	(43,209)	2.70
Forfeited	(627,526)	10.43
Outstanding at December 31, 2023	7,036,666	$6.68	7.71	$4,615
Exercisable at December 31, 2023	3,370,210	$8.05	6.37	$3,007
Vested and expected to vest at December 31, 2023	7,036,666	$6.68	7.71	$4,615

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2023 and 2022 was $3.47 per share and $3.45 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and 2022 was $0.1 million and $0.5 million, respectively.

The total unrecognized compensation cost related to outstanding employee option awards as of December 31, 2023 was $11.6 million and is expected to be recognized over a weighted average period of 2.8 years.

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

	Years Ended December 31,
	2023	2022
Risk-free interest rate range	3.36% to 4.67%	1.59% to 4.30%
Dividend yield	0%	0%
Expected term of options (years)	5.5 to 6.48	5.08 to 6.48
Volatility rate range	87.26% to 89.67%	84.50% to 87.15%

Expected Term – The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. The Company uses the simplified method for estimating the expected term, which calculates the expected term as the average time-to-vesting and the contractual life of the options for stock options issued to participants.

Expected Volatility – Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available. The Company expects to continue using this approach until such time as it has adequate historical data regarding the volatility of its own traded stock price.

Risk-Free Interest Rate – The risk-free rate assumption is based on U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected Dividend – The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid any dividends to date and does not intend to pay dividends.

Fair Value of Common Stock – Following the Company's initial public offering, the fair value of the Company’s common stock has been determined based on the closing price of the Company’s common stock on the Nasdaq Global Select Market on the grant date, with consideration of whether there is material nonpublic information that could impact that estimated fair value when it is released.

RSUs

Activity related to restricted stock units ("RSUs") for the year ended December 31, 2023 is summarized in the table below:

Number of Shares
Outstanding as of January 1, 2023	—
Granted	100,000
Canceled / Forfeited	—
Vested / Settled	—
Outstanding as of December 31, 2023	100,000

The weighted-average grant date fair value of RSUs granted in the year ended December 31, 2023 was $5.73 per share. The total unrecognized compensation cost related to outstanding RSUs as of December 31, 2023 was $0.5 million and is expected to be recognized over a weighted-average period of 3.2 years.

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provided participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will increase each January 1 through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year, and (3) an amount determined by the Company’s board of directors. On January 1, 2024 and 2023, the number of shares of common stock reserved under the ESPP was increased by 397,079 shares and 397,079 shares, respectively. The Company activated its first six month offering period under the ESPP on April 1, 2022. As of December 31, 2023, 116,972 shares have been purchased by employees under the ESPP.

10. Income Taxes

During the years ended December 31, 2023 and 2022, the Company recorded pre-tax net losses of $71.2 million and $67.1 million, respectively. Since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax provision for the years ended December 31, 2023 and 2022.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal income tax at statutory rate	21.0%	21.0%
Permanent differences	(1.0)	(1.6)
State income tax, net of federal benefit	8.1	5.4
Federal and state research and development tax credits	9.1	5.5
Valuation allowance	(37.2)	(30.3)
Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets as of December 31, 2023 and 2022 are composed of the following (dollar amounts in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$42,999	$36,144
Research and development credits	16,903	9,220
Stock options	1,930	1,604
Accrued expenses	916	758
Amortization	3,759	3,899
Lease liability	499	688
Capitalized research and experimental expenditures	21,959	10,467
Other	351	297
Gross deferred tax assets	89,316	63,077
Less: Valuation allowance	(88,906)	(62,468)
Net deferred tax assets	410	609
Deferred tax liabilities:
Depreciation of fixed assets	(64)	(184)
Right of use assets	(308)	(422)
Other	(38)	(3)
Gross deferred tax liabilities	(410)	(609)
Non-current net deferred tax assets (liabilities)	—	—

As of December 31, 2023, the Company had gross federal net operating loss carryforwards ("NOLs") of $164.5 million, which may be available to offset future taxable income. Of the federal NOLs, $5.6 million expire in 2037 and $158.9 million do not expire. As of December 31, 2023, the Company had gross state NOLs of $135.6 million, which may be available to offset future taxable income and which begin to expire in 2037.

As required by FASB ASC Topic 740, Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of capitalized research and experimental ("R&E") expenditures, NOLs, and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $88.9 million and $62.5 million has been established at December 31, 2023 and December 31, 2022, respectively. The increase in the valuation allowance of $26.4 million during 2023 was primarily due to increases in capitalized R&E expenditures, NOLs, and research and development credits generated by the Company.

The Company also has federal and state research and development credit carryforwards totaling $17.3 million as of December 31, 2023. The federal research and development credit carryforwards will begin to expire in 2038, unless previously utilized. The state research and development credit carryforwards will begin to expire in 2032, unless previously utilized. The Company has generated research and development credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act ("TCJA") changed the treatment of R&E expenditures under Section 174 of the United States Internal Revenue Code (the "Internal Revenue Code"). Prior to the TCJA being effective, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and requires Section 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Section 174 expenses will be capitalized and amortized over a 15-year period.

The Company’s ability to use its NOLs and tax credit carryforwards to offset taxable income is subject to restrictions under Sections 382 and 383 of the Internal Revenue Code. Under the Internal Revenue Code provisions, certain substantial changes in the Company’s ownership, including the sale of the Company or significant changes in ownership due to sales of equity, have limited and may limit in the future, the amount of NOLs which could be used annually to offset future taxable income. The Company has not yet conducted an analysis of ownership changes. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside the Company’s control. As a result, the Company’s ability to use its pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to the Company. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Under the TCJA, the use of federal NOLs arising in taxable years beginning after December 31, 2017 is limited to 80% of current year taxable income and NOLs arising in taxable years ending after December 31, 2017 may not be carried back (though any such NOLs may be carried forward indefinitely).

The Company establishes reserves for uncertain tax positions based on management’s assessment of exposures associated with tax positions taken on tax return filings. The tax reserves are analyzed periodically and adjustments are made as events occur that warrant adjustment to the reserves. The Company does not have any reserves for uncertain tax positions as of December 31, 2023 and any change in position would result in a change in the valuation allowance maintained against its net deferred tax assets.

Interest and penalty charges, if any, related to unrecognized tax benefits are classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023, the Company had no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

11. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders—basic and diluted	$(71,169)	$(67,061)
Net loss per share attributable to common stockholders—basic and diluted	$(1.37)	$(1.78)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	51,839,131	37,763,168

The Company has generated a net loss in all periods presented; therefore, the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. Since the shares underlying the pre-funded warrants are issuable for nominal consideration, they are considered outstanding for both basic and diluted earnings per share from the date of issuance. The Company excluded the following potential dilutive securities, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	7,036,666	4,687,811
Unvested RSUs	100,000	—
Total	7,136,666	4,687,811

12. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. Effective January 1, 2021, the Company implemented a matching policy under which the Company matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s base salary and bonus paid during the year. For each of the years ended December 31, 2023 and 2022, the Company made employer contributions to the 401(k) plan of $0.3 million.

13. Related Party Transactions

On May 6, 2021, the Company entered into an amended and restated consulting agreement (the “Consulting Agreement”) with Danforth Advisors, LLC (“Danforth”), pursuant to which Danforth, in addition to providing finance, accounting and administrative functions, provided interim chief financial officer services to the Company by Stephen J. DiPalma, Managing Director of Danforth. The Company paid Danforth an agreed upon hourly rate for such services and reimbursed Danforth for expenses. The Consulting Agreement could be terminated by the Company or Danforth with cause, upon 30 days prior written notice, and without cause, upon 60 days prior written notice. Mr. DiPalma ceased serving as the Company's interim chief financial officer on March 21, 2022 in connection with the appointment of Sanjay S. Subramanian as the Company's Chief Financial Officer ("CFO"). The Company incurred $0.4 million of expense for services provided by Danforth during the time Mr. DiPalma was the Company's interim CFO in 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies".

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

118

Item 9B. Other Information.

(b)Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

119

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

We post our Code of Business Conduct and Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Governance” sub-section of the “Investors” section of our corporate website at http://www.inozyme.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the end of the fiscal year ended December 31, 2023.

120

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

121

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

10.9#

Summary of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 9, 2023).

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

10.11*†

Corporate Sponsored Research Agreement, dated January 6, 2017, by and between Yale University and the Registrant, as amended by Amendment No. 1 to Corporate Sponsored Research Agreement, dated February 19, 2019, by and between Yale University and the Registrant, as amended by Amendment No. 2 to Corporate Sponsored Research Agreement, effective December 31, 2021, by and between Yale University and the Registrant and as amended by Amendment No. 3 to Corporate Sponsored Research Agreement, dated May 31, 2022, by and between Yale University and the Registrant and as amended by Amendment No. 4 to Corporate Sponsored Research Agreement, dated March 24, 2023, by and between Yale University and the Registrant, and as amended by Amendment No. 5 to Corporate Sponsored Research Agreement, dated January 24, 2024, by and between Yale University and the Registrant.

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

10.17#

Transition and Separation Letter Agreement, dated March 21, 2023, by and between the Registrant and Axel Bolte (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 9, 2023).

10.18#

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

122

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

10.22#

Employment Agreement, dated March 21, 2023, by and between the Registrant and Douglas Treco (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 9, 2023).

10.23#

Employment Agreement, dated March 14, 2023, by and between the Registrant and Matthew Winton (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 9, 2023).

10.24#

2023 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270733) filed with the Securities and Exchange Commission on March 22, 2023).

10.25#

Form of Nonstatutory Stock Option Agreement under 2023 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 9, 2023).

10.26#

Form of Restricted Stock Unit Agreement under 2023 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 9, 2023).

10.27*#	Form of Restricted Stock Unit Agreement under the 2020 Stock Incentive Plan.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Dodd-Frank Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

+ Furnished herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Certain portions of this exhibit have been omitted because they are not material and contain information that the Registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary

None.

123

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2024

INOZYME PHARMA, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Treco	Chief Executive Officer and Chairman	March 12, 2024
Douglas A. Treco	(Principal Executive Officer)

/s/ Sanjay Subramanian	Chief Financial Officer	March 12, 2024
Sanjay Subramanian	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sarah Bhagat	Director	March 12, 2024
Sarah Bhagat

/s/ Axel Bolte	Director	March 12, 2024
Axel Bolte

/s/ Reinaldo Diaz	Director	March 12, 2024
Reinaldo Diaz

/s/ Martin Edwards	Director	March 12, 2024
Martin Edwards

/s/ Robert Hopfner	Director	March 12, 2024
Robert Hopfner

/s/ Edward Mathers	Director	March 12, 2024
Edward Mathers

/s/ Lynne Sullivan	Director	March 12, 2024
Lynne Sullivan

124