Form 10-Q
period 2024-06-30
Inozyme Pharma, Inc.
filed 2024-08-06
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, the registrant had 62,734,395 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described in the “Risk Factors” section in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q and include, among other things:

•
our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing open label long term safety study of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study ("ADAPT"), our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency ("ENERGY 1"), our ongoing pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency ("ENERGY 3"), and our ongoing Phase 1 clinical trial of INZ-701 in patients with end-stage kidney disease receiving hemodialysis ("SEAPORT 1"), including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the timing, design, and conduct of our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, including our planned pivotal clinical trials of INZ-701 for infants ("ENERGY 2"), our planned pivotal clinical trial of INZ-701 for pediatric patients with ABCC6 Deficiency, and our planned clinical trial for ENPP1 Deficient patients ineligible for other ongoing studies;
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

i

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,233	$34,588
Short-term investments	129,290	154,001
Prepaid expenses and other current assets	8,439	7,661
Total current assets	152,962	196,250
Property and equipment, net	1,128	1,466
Right-of-use assets	853	1,126
Restricted cash	311	311
Prepaid expenses, net of current portion	458	1,694
Total assets	$155,712	$200,847
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,527	$1,166
Accrued expenses	11,055	12,610
Operating lease liabilities	959	910
Total current liabilities	15,541	14,686
Operating lease liabilities, net of current portion	419	913
Long-term debt, net	45,332	44,769
Total liabilities	61,292	60,368
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 or December 31, 2023	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 62,071,965 shares issued and outstanding at June 30, 2024 and 61,768,771 shares issued and outstanding at December 31, 2023	6	6
Additional paid in-capital	430,827	426,362
Accumulated other comprehensive (loss) income	(103)	41
Accumulated deficit	(336,310)	(285,930)
Total stockholders’ equity	94,420	140,479
Total liabilities and stockholders’ equity	$155,712	$200,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$21,758	$11,666	$40,868	$23,523
General and administrative	5,907	4,728	11,141	11,240
Total operating expenses	27,665	16,394	52,009	34,763
Loss from operations	(27,665)	(16,394)	(52,009)	(34,763)
Other income (expense):
Interest income	2,030	1,610	4,404	2,937
Interest expense	(1,395)	(771)	(2,720)	(1,099)
Other expense, net	(3)	(28)	(55)	(62)
Other income (expense), net	632	811	1,629	1,776
Net loss	$(27,033)	$(15,583)	$(50,380)	$(32,987)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	3	76	(153)	226
Foreign currency translation adjustment	(1)	11	9	30
Total other comprehensive income (loss)	2	87	(144)	256
Comprehensive loss	$(27,031)	$(15,496)	$(50,524)	$(32,731)
Net loss attributable to common stockholders—basic and diluted	$(27,033)	$(15,583)	$(50,380)	$(32,987)
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.35)	$(0.81)	$(0.74)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	61,943,960	44,860,279	61,858,119	44,293,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance at December 31, 2023	61,768,771	$6	$426,362	$41	$(285,930)	$140,479
Stock-based compensation	—	—	1,691	—	—	1,691
Exercise of stock options	3,206	—	11	—	—	11
Shares purchased in Employee Stock Purchase Plan	44,532	—	148	—	—	148
Comprehensive loss:
Unrealized loss on investments	—	—	—	(156)	—	(156)
Foreign currency translation adjustment	—	—	—	10	—	10
Net loss	—	—	—	—	(23,347)	(23,347)
Balance at March 31, 2024	61,816,509	$6	$428,212	$(105)	$(309,277)	$118,836

Stock-based compensation	—	—	2,157	—	—	2,157
Exercise of stock options and RSU vesting	255,456	—	458	—	—	458
Comprehensive loss:
Unrealized gain on investments	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(27,033)	(27,033)
Balance at June 30, 2024	62,071,965	$6	$430,827	$(103)	$(336,310)	$94,420

Balance at December 31, 2022	40,394,363	4	333,356	(205)	(214,761)	118,394
Stock-based compensation	—	—	2,092	—	—	2,092
Exercise of pre-funded warrants	3,325,644	—	—	—	—	—
Shares purchased in Employee Stock Purchase Plan	45,478	—	96	—	—	96
Comprehensive loss:
Unrealized gain on investments	—	—	—	150	—	150
Foreign currency translation adjustment	—	—	—	19	—	19
Net loss	—	—	—	—	(17,404)	(17,404)
Balance at March 31, 2023	43,765,485	$4	$335,544	$(36)	$(232,165)	$103,347

Stock-based compensation	—	—	1,600	—	—	1,600
Shares issues in at-the-market offering	2,591,995	1	16,086	—	—	16,087
Exercise of stock options	21,608	—	55	—	—	55
Comprehensive loss:
Unrealized gain on investments	—	—	—	76	—	76
Foreign currency translation adjustment	—	—	—	11	—	11
Net loss	—	—	—	—	(15,583)	(15,583)
Balance at June 30, 2023	46,379,088	$5	$353,285	$51	$(247,748)	$105,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(50,380)	$(32,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370	416
Stock-based compensation expense	3,848	3,692
Amortization of premiums and discounts on marketable securities	(3,684)	(1,850)
Reduction in the carrying value of right-of-use assets	273	239
Non-cash interest expense and amortization of debt issuance costs	563	238
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(778)	186
Accounts payable	2,361	(530)
Accrued expenses	(1,555)	(2,150)
Operating lease liabilities	(445)	(399)
Prepaid expenses, net of current portion	1,236	(51)
Other long-term liabilities	—	(124)
Net cash used in operating activities	(48,191)	(33,320)
Investing activities
Purchases of marketable securities	(98,784)	(106,875)
Maturities of marketable securities	127,026	104,500
Purchases of property and equipment	(32)	(186)
Net cash provided by (used in) investing activities	28,210	(2,561)
Financing activities
Net proceeds from issuance of long-term debt	—	27,500
Proceeds from issuance of common stock	—	16,087
Proceeds from exercise of stock options	469	55
Proceeds from issuance of common stock for cash under Employee Stock Purchase Plan	148	96
Net cash provided by financing activities	617	43,738
Net (decrease) increase in cash, cash equivalents, and restricted cash	(19,364)	7,857
Effect of foreign currency exchange rate on cash	9	30
Cash, cash equivalents, and restricted cash at beginning of period	34,899	33,269
Cash, cash equivalents, and restricted cash at end of period	$15,544	$41,156
Supplemental cash flow information:
Cash and cash equivalents	$15,233	$40,845
Restricted cash	311	311
Cash, cash equivalents, and restricted cash at end of period	$15,544	$41,156
Property and equipment unpaid at end of period	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Inozyme Pharma, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except share and per share data and where otherwise noted)

1. Organization and Basis of Presentation

Inozyme Pharma, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing novel therapeutics for rare diseases impacting bone health and blood vessel function.

Through the Company’s in-depth understanding of a key biological pathway, the PPi-Adenosine Pathway, the Company is pursuing the development of therapeutics that address pathologic mineralization and intimal proliferation, or smooth muscle cell overgrowth that leads to narrowing and the obstruction of blood vessels, to improve the underlying causes of these debilitating diseases. The ENPP1 enzyme is central to this pathway and generates plasma pyrophosphate ("PPi") and adenosine. It is well established that low levels of plasma pyrophosphate drive pathologic mineralization and low levels of adenosine drive intimal proliferation in a number of rare diseases. Disruptions in this pathway impact the levels of these molecules, leading to severe musculoskeletal, cardiovascular, and neurological conditions, including ENPP1 Deficiency, ABCC6 Deficiency, calciphylaxis, and ossification of the posterior longitudinal ligament ("OPLL"). The Company is initially focused on developing a novel therapy for diseases characterized by pathologic mineralization and intimal proliferation, including ENPP1 Deficiency and ABCC6 Deficiency as well as calciphylaxis.

The Company’s lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, ENPP1 fusion protein that is designed to increase PPi and adenosine, enabling the potential treatment of multiple diseases caused by deficiencies in these molecules. By targeting the PPi-Adenosine Pathway, INZ-701 aims to correct pathologic mineralization and intimal proliferation, addressing the significant morbidity and mortality in these devastating diseases.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three and six month periods ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through June 30, 2024, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property, and conducting research and development activities. The Company incurred net losses of $50.4 million for the six months ended June 30, 2024 and had an accumulated deficit of $336.3 million as of June 30, 2024. The Company had cash, cash equivalents, and short-term investments of $144.5 million as of June 30, 2024.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes its available cash, cash equivalents, and short-term investments as of June 30, 2024 will be sufficient to fund its cash flow requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Management’s expectations with respect to its ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to delay, reduce, or eliminate some or all of its research and development programs, portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.

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

4. Short-Term Investments

Short-term investments consisted of the following:

	June 30, 2024
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$59,074	$—	$(38)	$59,036
U.S. government agency debt securities	1 year or less	70,302	1	(49)	70,254
		$129,376	$1	$(87)	$129,290

	December 31, 2023
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$80,160	$59	$(1)	$80,218
U.S. government agency debt securities	1 year or less	73,774	17	(8)	73,783
		$153,934	$76	$(9)	$154,001

The Company did not have any investments in a continuous unrealized loss position for more than 12 months as of June 30, 2024. As of June 30, 2024, the Company believes that the cost basis of its available-for-sale securities is recoverable, and the Company has the intent and ability to hold its available-for-sale securities until recovery. Therefore, no allowance for credit losses was recorded.

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

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$14,303	$14,303	$—	$—
U.S. government agency debt securities	70,254	—	70,254	—
U.S. Treasury securities	59,036	59,036	—	—
Total assets	$143,593	$73,339	$70,254	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$33,830	$33,830	$—	$—
U.S. government agency debt securities	73,783	—	73,783	—
U.S. Treasury securities	80,218	80,218	—	—
Total assets	$187,831	$114,048	$73,783	$—

There have been no transfers between fair value levels during the three or six months ended June 30, 2024.

6. License Agreement

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of June 30, 2024, the Company had incurred a life-to-date total of $0.4 million in license maintenance fees to Yale.

The Company is required to pay Yale up to $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic-licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in the Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In March 2024, the Company incurred a $0.5 million milestone payment following completion of dosing of the first patient in the Company’s pivotal clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic-licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. Such minimum royalty payment amounts are summed for each year after the first sale of both a therapeutic or prophylactic-licensed product and a diagnostic licensed product has occurred. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

The Company has also agreed to pay for research support from Yale pursuant to a sponsored research agreement that the Company entered into with Yale in January 2017 and amended in February 2019, February 2022, May 2022, May 2023, and January 2024. Under the sponsored research agreement, as amended, the Company agreed to pay Yale an aggregate of $3.0 million over eight years, ending in December 2024. As of June 30, 2024, the Company incurred a total of $2.9 million for research support under this agreement since inception.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases as of June 30, 2024:

•
8,499 square feet of office space in Boston, Massachusetts that expires in 2025 with an option to extend the term for five years; and
•
6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025 with an option to extend the term for five years.

The exercise of each option was determined not to be reasonably certain and thus neither option was included in the operating lease liability on the condensed consolidated balance sheets as of June 30, 2024 or December 31, 2023.

During the six months ended June 30, 2024, cash paid for amounts included in the measurement of lease liabilities was $0.5 million, and the Company recorded operating lease expense of $0.3 million.

Future lease payments under non-cancelable leases as of June 30, 2024 are as follows:

Year Ending December 31,
2024 (remaining 6 months)	$509
2025	944
Total future minimum lease payments	1,453
Less: interest	75
Present value of operating lease liabilities	$1,378
Lease liability - current	$959
Lease liability - long-term	$419

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of June 30, 2024 or December 31, 2023.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and six months ended June 30, 2024 and 2023.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into the Loan Agreement with K2 HealthVentures LLC ( together with any other lender from time to time, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contained an additional $20.0 million available to be drawn at the Company’s option through March 31, 2023. The Company elected to borrow the remaining $20.0 million in February 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate were available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. The Company borrowed $7.5 million under the second tranche commitment in June 2023 and borrowed $12.5 million under the third tranche commitment in December 2023. A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent at its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee. As of June 30, 2024, a total of $25.0 million of borrowing capacity remained available under the Loan Agreement, subject to the terms and conditions set forth therein. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026, and the Company is obligated to make interest only payments for the first 36 months and then interest and equal principal payments through the maturity date. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of June 30, 2024 was 9.60%. The Company has the option to prepay all, but not less than, all of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee was 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior to the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the loans borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of June 30, 2024, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing, the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company (“Lender Expenses”). The debt issuance costs, Lender Expenses, and the Final Fee are being amortized as additional interest expense over the term of the loan using the effective interest method. At June 30, 2024, the carrying value of the Loan Agreement approximated the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan on the Company’s condensed consolidated balance sheet at June 30, 2024:

June 30, 2024
Gross proceeds	$45,000
Unamortized debt issuance costs and accretion of final payments, net	332
Carrying value	$45,332

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of June 30, 2024 are as follows:

Fiscal Year
2024	$—
2025	14,508
2026	33,305
Total	$47,813

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

Open Market Sale Agreement

On August 11, 2021, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021 (the "Registration Statement"). Under the Registration Statement, the Company may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the Registration Statement, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. As of December 31, 2023, the Company had sold 3,553,995 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million. No shares of the Company’s common stock were sold pursuant to the Open Market Sale Agreement during the six months ended June 30, 2024. From July 1, 2024 through the date of this Quarterly Report on Form 10-Q, the Company sold 810,445 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $4.2 million.

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

Stock Options

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing model were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate range	4.19% to 4.59%	3.47% to 3.95%	3.78% to 4.59%	3.36% to 4.15%
Dividend yield	—	—	—	—
Expected term of options (years)	5.50 to 6.08	5.50 to 6.48	5.50 to 6.08	5.50 to 6.48
Volatility rate range	88.52% to 90.59%	87.97% to 89.67%	88.35% to 90.59%	87.68% to 89.67%

The weighted-average grant date fair value of options granted in the three and six months ended June 30, 2024 was $3.82 per share and $4.29 per share, respectively. The total unrecognized compensation cost related to outstanding option awards as of June 30, 2024 was $20.1 million and is expected to be recognized over a weighted-average period of 2.91 years.

Restricted Stock Units

The total unrecognized compensation cost related to outstanding RSUs as of June 30, 2024 was $0.4 million and is expected to be recognized over a weighted-average period of 2.75 years.

The total compensation cost recognized in the condensed consolidated statements of operations associated with all the stock-based compensation awards granted by the Company is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,088	$889	$1,937	$1,707
General and administrative	1,069	711	1,911	1,985
Total	$2,157	$1,600	$3,848	$3,692

10. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders—basic and diluted	$(27,033)	$(15,583)	$(50,380)	$(32,987)
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.35)	$(0.81)	$(0.74)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	61,943,960	44,860,279	61,858,119	44,293,577

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	9,101,985	6,898,472	9,101,985	6,898,472
Unvested RSUs	75,000	100,000	75,000	100,000
Total	9,176,985	6,998,472	9,176,985	6,998,472

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to developing innovative therapeutics for rare diseases that affect bone health and blood vessel function. Our expertise lies in the PPi-Adenosine Pathway, where the ENPP1 enzyme generates inorganic pyrophosphate ("PPi"), which regulates mineralization, and adenosine, which controls intimal proliferation (the overgrowth of smooth muscle cells inside blood vessels). It is well established that low levels of PPi drive pathologic mineralization and low levels of adenosine drive intimal proliferation in a number of rare diseases. Disruptions in this pathway impact the levels of these molecules, leading to severe musculoskeletal, cardiovascular, and neurological conditions, including ENPP1 Deficiency, ABCC6 Deficiency, calciphylaxis, and ossification of the posterior longitudinal ligament ("OPLL"). We are initially focused on developing a novel therapy for diseases characterized by pathological mineralization and intimal proliferation, including ENPP1 Deficiency and ABCC6 Deficiency as well as calciphylaxis.

ENPP1 and ABCC6 Deficiencies are rare chronic, systemic, and progressive genetic diseases occurring over the course of a patient’s lifetime, starting as early as fetal development and spanning into adulthood. These diseases represent a significant unmet medical need, with high mortality rates for infants with ENPP1 Deficiency and high levels of morbidity occurring for patients with these diseases throughout their lives. Calciphylaxis is a rare disorder with a high mortality rate that mostly affects patients with end-stage kidney disease ("ESKD"). There are currently no approved therapies for ENPP1 Deficiency, ABCC6 Deficiency, or calciphylaxis. Currently available treatments seek to minimize the manifestations of these diseases and do not address the underlying causes.

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, ENPP1 fusion protein that is designed to increase PPi and adenosine, enabling the potential treatment of multiple diseases caused by deficiencies in these molecules. By targeting the PPi-Adenosine Pathway, INZ-701 aims to correct pathologic mineralization and intimal proliferation, addressing the significant morbidity and mortality in these devastating diseases. We have generated robust proof of concept data in preclinical models of ENPP1 Deficiency, ABCC6 Deficiency, and in support of our calciphylaxis program, chronic kidney disease demonstrating that INZ-701 prevented pathologic mineralization and skeletal abnormalities, led to improvements in overall health and survival, and prevented intimal proliferation.

We are currently conducting clinical trials of INZ-701 for the treatment of ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis. The U.S. Food and Drug Administration, ("FDA"), has granted Orphan Drug Designation and the European Medicines Agency ("EMA"), has granted Orphan Designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency and for the treatment of ABCC6 Deficiency, and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency. Refer to the "Clinical Overview—ENPP1 Deficiency" and "Clinical Overview— ABCC6 Deficiency" sections below for further details on our clinical programs.

Executive Summary

During the three months ended June 30, 2024, we continued to advance our ongoing clinical trials of INZ-701 in patients with ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis. Key highlights and accomplishments since the year ended December 31, 2023, as well as upcoming anticipated milestones include:

Key Highlights

•
In July 2024, we announced that the FDA granted Fast Track designation to INZ-701 for the treatment of ABCC6 Deficiency.
•
In April 2024, we announced positive topline data from our Phase 1/2 clinical trial of INZ-701 in adults with ENPP1 Deficiency, indicating that the previously-reported favorable safety, immunogenicity, and clinical outcome data were maintained through 48 weeks in Cohorts 1-3. Data from Cohort 4 support once weekly dosing in ongoing and future clinical trials.
•
In April 2024, we announced positive topline safety and immunogenicity data from our Phase 1/2 clinical trial of INZ-701 in adults with ABCC6 Deficiency, with clinical improvement in vascular pathology, visual function, and patient reported outcomes ("PROs").
•
In April 2024, we reported initial findings from natural history studies which indicated a substantial disease burden among pediatric patients with ABCC6 Deficiency, manifesting as a high incidence of major clinical events, notably stroke, severe neurological disease, and severe cardiovascular disease, occurring early in life.

Select Anticipated Milestones for INZ-701

ENPP1 Deficiency

•
We expect to complete enrollment of ENERGY 3, a pivotal trial of INZ-701 in pediatric patients in the third quarter of 2024.
•
We anticipate initiating ENERGY 2, a pivotal trial of INZ-701 in infants with ENPP1 Deficiency outside of the United States, in the fourth quarter of 2024.
•
We expect to report interim data from the ENERGY 1 trial in the fourth quarter of 2024.
•
We anticipate reporting topline data from the ENERGY 3 pivotal trial in pediatric patients in second half of 2025.

ABCC6 Deficiency

•
Subject to regulatory review and sufficient funding, we plan to initiate a pivotal clinical trial of INZ-701 in pediatric patients with ABCC6 Deficiency in the first quarter of 2025.

Calciphylaxis

•
We plan to report interim data from SEAPORT 1 in the fourth quarter of 2024.

Clinical Overview

ENPP1 Deficiency

Phase 1/2 Clinical Trial in Adults with ENPP1 Deficiency

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. The Phase 1/2 clinical trial of INZ-701 is an open-label, first-in-human, multiple ascending dose trial. The trial is primarily assessing the safety and tolerability of INZ-701 in adult patients with ENPP1 Deficiency, as well as characterizing the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of levels of plasma PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients planned per dose cohort. Patients received a single dose and then began twice-weekly dosing one week later. The trial initially enrolled nine patients with ENPP1 Deficiency at sites in North America and Europe. The Phase 1 dose-escalation portion of the trial sought to identify a safe and tolerable dose that increases plasma PPi levels, and that can be used for further clinical development. The Phase 1 dose-escalation portion of the trial is complete. The ongoing open-label Phase 2 extension portion of the trial is assessing long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks, where patients may receive doses of INZ-701 at home depending on site-specific protocols. Exploratory endpoints include evaluations of ectopic calcification, skeletal, vascular, and physical function, patient-reported outcomes and exploratory biomarkers. Exploratory biomarker data were collected to provide evidence of the potential for disease modification with ongoing treatment with INZ-701. Notable changes in patient reported outcomes and functional outcomes were observed in all cohorts, including concordant improvement in global impression of change scores reported by patients (“P-GIC”) and clinicians (“C-GIC”), and no patient showed a deterioration from baseline.

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

In April 2024, we reported positive topline safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. Notable changes from baseline in key biomarkers were observed and support our clinical hypothesis. Significant reductions of fibroblast growth factor-23, increases in bone specific alkaline phosphatase levels, and decreases in c-telopeptide were observed in the 1.8 mg/kg dose cohort (Cohort 3) through week 48, which indicates the restoration of proper bone mineralization. Favorable responses on the Patient-Reported Outcome Measurement Information Scales of Pain Intensity, Fatigue and Pain Interference, and P-GIC were maintained. In the fourth quarter of 2023, we dosed two patients in a fourth cohort at 1.2 mg/kg to investigate the potential for once weekly dosing of INZ-701 in the ongoing trial. We completed enrollment of this fourth cohort in the fourth quarter of 2023. Data from the once-weekly dose cohort showed a sustained increase in plasma PPi levels comparable to those observed in our study of healthy subjects (n=10). INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events ("AEs") attributed to INZ-701 and no AEs leading to study withdrawal. Eleven patients remain in the trial, and 10 self-administer INZ-701 treatment. Time on study ranged from 22 to over 742 days. Total time on treatment across all dose cohorts corresponds to approximately 12+ patient-years. INZ-701 exhibited a favorable immunogenicity profile with low titers of non-neutralizing anti-drug antibodies ("ADA") observed in 11 of 14 patients. The ADA levels were transient in three of 11 patients. Plasma PPi levels observed after INZ-701 administration are shown in the table below:

Mean Plasma PPi (nM) ± SEM
			Cohort 1 (0.2 mg/kg)	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1229±87	1438±146	1220±87
	2x/Week Dose	Day 11-32	1494±111	1745±170	1352±71
Phase 2	2x/Week Dose	Day 32-672	1118±93	1316±116	1598±322

Cohort 1 – n=2 post day 84; Cohort 2 n=2 post day 336; Cohort 3 n=2 post day 252

All patients currently enrolled have completed the dose escalation period and are expected to complete at least through week 44 of the extension period. The last patient’s last visit is expected by the end of the fourth quarter of 2024. The remaining enrolled patients are expected to complete enrollment in our ongoing open label long term safety trial of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing trial (“ADAPT”) by the end of the fourth quarter of 2024.

ENERGY 1 Clinical Trial in Infants with ENPP1 Deficiency

In June 2023, we dosed the first infant patient in our Phase 1b, single arm, open-label clinical trial of INZ-701 (the "ENERGY 1 trial"), designed primarily to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency. The ENERGY 1 trial is expected to enroll up to eight infants between the ages of 1 and 12 months across multiple sites in the United States and Europe. Patients will receive subcutaneous doses of INZ-701 during the treatment period of 52 weeks and may continue to receive INZ-701 in an extension period beyond 52 weeks. Doses range from 0.2 mg/kg once weekly through 0.6 mg/kg twice weekly, with the ability to increase the dose further depending on the results of pharmacokinetics, pharmacodynamics, and safety data. Other outcome measures include evaluation of plasma PPi levels, survival, growth, development, functional performance, cardiac function, and exploratory biomarkers. We expect to report interim data from the ENERGY 1 trial in the fourth quarter of 2024.

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

We anticipate initiating the ENERGY 2 trial, an open label, single arm, pivotal trial of INZ-701 in infants with ENPP1 Deficiency, outside of the United States in the fourth quarter of 2024. The trial’s co-primary endpoints will be change in plasma PPi from baseline and survival. The trial is expected to enroll up to 12 infants between birth and up to 12 months of age. Primary endpoint data from this trial will be compared to a natural history control group with patients matched on covariates associated with mortality.

We have reached agreement with the EMA on a Paediatric Investigational Plan for a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency. We have shared the design for a global pivotal clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency (the "ENERGY 3 trial"). The ENERGY 3 trial is a multicenter, randomized, open label trial expected to enroll up to 33 patients between the ages of one and less than 13 years across multiple sites globally. The trial is designed primarily to assess the efficacy and safety of INZ-701 in pediatric patients with ENPP1 Deficiency. Enrollment criteria for the trial include a confirmed genetic diagnosis of ENPP1 Deficiency, radiographic evidence of skeletal abnormalities and low plasma PPi. Patients will be randomized in a 2:1 ratio to an INZ-701 arm or a control arm (conventional therapy, which is oral phosphate and active vitamin D) for 52 weeks, followed by an open label extension period during which all patients may receive INZ-701. INZ-701 will be administered at a 2.4 mg/kg once weekly dose via subcutaneous injection.

The ENERGY 3 trial is a single, multicenter, clinical trial with differences in the statistical treatment of endpoints, based on guidance from the FDA and PDCO. In the United States, the primary endpoint is change in plasma PPi from baseline, and the secondary endpoints are Radiographic Global Impression of Change (“RGI-C”) score, Rickets Severity Score (“RSS”), Growth Z-score and pharmacokinetics. Based on recommendations from the FDA, the primary endpoint of plasma PPi should be supported by consistent trends in appropriate secondary endpoints. Based on the agreed Paediatric Investigational Plan with PDCO, plasma PPi and RGI-C are co-primary endpoints, with a relaxed p-value of <0.2 for RGI-C.

In September 2023, we opened the first site for the ENERGY 3 trial. Patient recruitment is underway and we incurred a $0.5 million milestone payment following completion of dosing of the first patient in our pivotal clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency. We expect to complete enrollment in the third quarter of 2024. We anticipate reporting topline data from the ENERGY 3 trial in the second half of 2025. Subject to regulatory review and sufficient funding, we also intend to treat ENPP1-deficient patients ineligible for ENERGY 3 or other ongoing studies to further our understanding of INZ-701’s safety and efficacy.

Basis for Planned Marketing Applications

Based on regulatory feedback from the FDA and EMA, positive data from the ongoing and planned clinical trials of INZ-701 in patients with ENPP1 Deficiency, including comprehensive data demonstrating clinical impact of plasma PPi, could provide the basis for our submission of marketing applications in both the United States and the European Union. These data will include final results from our ongoing Phase 1/2 trial in adult patients with ENPP1 Deficiency, available results from our ongoing ENERGY 1 trial, available results from the planned pivotal ENERGY 2 trial in infants to be initiated outside of the United States, and final results from the ongoing pivotal ENERGY 3 trial in pediatric patients.

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

Beginning in January 2023, self-administration of INZ-701 in the open-label Phase 2 extension portion of the trial was available.

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

Cohort 1 n=2 post day 504; Cohort 2 n=3; Cohort 3 n=2 post day 84

The last patient’s last visit occurred in July 2024. All patients are currently in the extension period and in the process of rolling over to the ADAPT trial.

Subject to regulatory review and sufficient funding, we plan to initiate a pivotal clinical trial of INZ-701 in pediatric patients with ABCC6 Deficiency in the first quarter of 2025 for registrational purposes. Prior to initiating this pivotal clinical trial, we plan to engage with the regulatory authorities in the United States, Europe, and other jurisdictions to determine appropriate primary efficacy endpoints and other requirements for potential marketing approval. In particular, if we propose new or novel endpoints or methodologies for our clinical trials, regulatory authorities will ultimately need to conclude that the endpoints of our clinical trials have provided clinically meaningful results before we are able to obtain potential marketing approval. Results from the Phase 1/2 clinical trial have provided evidence of the restoration of plasma PPi levels and measures of clinical and physiological efficacy informed the design of our planned pivotal clinical trial. Our clinical strategy, subject to ongoing discussions with the regulatory authorities in the United States, Europe, and other jurisdictions, is to pursue registration of INZ-701 for ABCC6 Deficiency by linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy in this patient population.

Clinical Development Plan for Calciphylaxis

In February 2024, we initiated SEAPORT 1, a Phase 1 clinical trial designed to assess safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in patients with ESKD receiving hemodialysis. Patients will receive 1.8 mg/kg of INZ-701 once weekly coinciding with their hemodialysis treatment for a total of 30 days. The trial’s primary endpoint will assess safety and change from baseline plasma PPi concentration, with secondary endpoints including pharmacokinetic and pharmacodynamic parameters. In June 2024, SEAPORT 1 was fully enrolled. We plan to report interim data from SEAPORT 1 in the fourth quarter of 2024 and expect data from this trial to inform our study design for patients with calciphylaxis in the future.

ADAPT Long-Term Safety Study in Patients with ENPP1 and ABCC6 Deficiencies

In June 2024, we initiated ADAPT, a multicenter, open-label, long-term safety trial of INZ-701 in patients with ENPP1 Deficiency or ABCC6 Deficiency who have received INZ-701 in an existing clinical trial and choose to continue dosing for the potential treatment of their condition. Patients are eligible if they have completed the protocol-required safety and pharmacokinetic and pharmacodynamic and/or efficacy period(s) of a previous trial with INZ-701. Adult patients will receive once weekly subcutaneous doses of 1.8 mg/kg or a once weekly flat dose of 150 mg; pediatric patients will receive once weekly subcutaneous doses of 2.4 mg/kg. Other outcome measures include evaluation of pharmacokinetic parameters and plasma PPi with long-term INZ-701 treatment. ADAPT will initially open with sites in the United States and Europe and has begun enrolling patients who have completed a Phase 1/2 trial in adults with ENPP1 and ABCC6 Deficiencies.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments as of June 30, 2024 will enable us to fund our cash flow requirements into the fourth quarter of 2025. We based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “Liquidity and Capital Resources.”

To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency, our ongoing pivotal trial of INZ-701 in pediatrics with ENPP1 Deficiency, our ongoing Phase 1 clinical trial of INZ-701 in patients with ESKD receiving hemodialysis, and our ongoing open-label long term safety study of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study;
•
prepare for, initiate, and conduct our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, including our planned pivotal clinical trials of INZ-701 for infants, our planned pivotal clinical trial of INZ-701 for pediatric patients with ABCC6 Deficiency, and our planned clinical trial for ENPP1 Deficient patients ineligible for other ongoing studies;
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

We are currently conducting our Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 Deficiency and ABCC6 Deficiency, our Phase 1b ENERGY 1 trial for infants with ENPP1 Deficiency, our pivotal ENERGY 3 trial of INZ-701 for pediatric patients with ENPP1 Deficiency, our Phase 1 SEAPORT 1 clinical trial of INZ-701 for patients with ESKD receiving hemodialysis, and our ongoing open-label long term safety study of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase substantially for the foreseeable future as we execute on our global development strategy, prepare for and conduct the ongoing and planned clinical trials of INZ-701, further scale our manufacturing processes, advance development of INZ-701 for additional indications, and potentially develop additional product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$21,758	$11,666	$10,092
General and administrative	5,907	4,728	1,179
Total operating expenses	27,665	16,394	11,271
Loss from operations	(27,665)	(16,394)	11,271
Other income (expense):
Interest income	2,030	1,610	420
Interest expense	(1,395)	(771)	(624)
Other expense, net	(3)	(28)	25
Other income (expense), net	632	811	(179)
Net loss	$(27,033)	$(15,583)	$11,450

Research and Development Expense

The following table summarizes our research and development expense for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
INZ-701-related research and development expense	$15,241	$6,709	$8,532
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	5,700	4,346	1,354
Facilities and administrative expense	817	611	206
Total	$21,758	$11,666	$10,092

Research and development expense increased $10.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an $8.5 million increase in INZ-701-related research and development expense and a $1.4 million increase in personnel related costs, including stock-based compensation expense.

INZ-701-related research and development expense increased $8.5 million primarily due to a $3.6 million increase in chemistry, manufacturing, and controls expense to support our ongoing clinical trials and prepare for potential commercialization and a $4.9 million increase in clinical development and related consulting costs to support our ongoing clinical trials.

General and Administrative Expense

General and administrative expense increased $1.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to $0.9 million in consulting and personnel related costs, including stock-based compensation expense, and a $0.3 million increase in facilities and administrative expenses to support operations.

Interest Income

Interest income for the three months ended June 30, 2024 increased approximately $0.4 million compared to the three months ended June 30, 2023 due to higher interest rates and a larger cash balance on which we are earning interest in 2024.

Interest Expense

Interest expense increased $0.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to borrowings under our Loan Agreement.

Other Expense, net

Other expense, net remained relatively flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$40,868	$23,523	$17,345
General and administrative	11,141	11,240	(99)
Total operating expenses	52,009	34,763	17,246
Loss from operations	(52,009)	(34,763)	17,246
Other income (expense):
Interest income	4,404	2,937	1,467
Interest expense	(2,720)	(1,099)	(1,621)
Other expenses	(55)	(62)	(7)
Other income, net	1,629	1,776	(147)
Net loss	$(50,380)	$(32,987)	$17,393

Research and Development Expense

The following table summarizes our research and development expense for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
INZ-701-related research and development expense	$28,369	$13,828	$14,541
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	10,911	8,482	2,429
Facilities and administrative expense	1,588	1,213	375
Total	$40,868	$23,523	$17,345

Research and development expense increased $17.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a $14.6 million increase in INZ-701-related research and development expense and a $2.4 million increase in personnel related costs, including stock-based compensation expense.

INZ-701-related research and development expense increased $14.6 million primarily due to a $6.3 million increase in chemistry, manufacturing, and controls expense to support our ongoing clinical trials and prepare for potential commercialization and a $8.3 million increase in clinical development and related consulting costs to support our ongoing clinical trials.

General and Administrative Expense

General and administrative expense remained relatively flat for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest Income

Interest income for the six months ended June 30, 2024 increased approximately $1.5 million compared to the six months ended June 30, 2023 due to higher interest rates and a larger cash balance on which we are earning interest in 2024.

Interest Expense

Interest expense increased $1.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to borrowings under our Loan Agreement.

Other Expense, net

Other expense, net remained relatively flat for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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

On August 11, 2021, we filed a universal shelf registration statement on Form S-3 (the "2021 Registration Statement"), which was declared effective on August 23, 2021. Under the 2021 Registration Statement, we may offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the 2021 Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. As of December 31, 2023, we had sold 3,553,995 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million. No shares of our common stock were sold pursuant to the Open Market Sale Agreement during the six months ended June 30, 2024. From July 1, 2024 through the date of this Quarterly Report on Form 10-Q, we sold 810,445 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $4.2 million.

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

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents, and short-term investments at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$15,233	$34,588
Short-term investments	129,290	$154,001
Total cash, cash equivalents, and short-term investments	$144,523	$188,589

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(48,191)	$(33,320)
Net cash provided by (used in) investing activities	28,210	(2,561)
Net cash provided by financing activities	617	43,738
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(19,364)	$7,857

Net Cash Used in Operating Activities

Net cash used in operating activities increased approximately $14.9 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a $18.8 million increase in our net loss adjusted for non-cash items, which was partially offset by approximately $3.5 million of changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased approximately $30.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a $8.1 million decrease in purchases of marketable securities and a $22.6 million increase in maturities of marketable securities in the six months ended June 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $43.1 million for the six months ended June 30, 2024, as the six months ended June 30, 2023 included $27.5 million in net proceeds received from the issuance of long-term debt and $16.1 million from sales of common stock under our at-the-market facility.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments as of June 30, 2024 will enable us to fund our cash flow requirements into the fourth quarter of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 or any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidate.

Contractual Obligations, Commitments and Contingencies

During the three and six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, our cash equivalents consisted of short-term money market funds and U.S. government agency debt securities. As of June 30, 2024, our short-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2024, the aggregate principal amount outstanding under the Loan Agreement was $45.0 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. Of the $45.0 million aggregate principal amount outstanding, $5.0 million was funded at closing, and we borrowed an additional $20.0 million in February 2023, $7.5 million in June 2023, and $12.5 million in December 2023 under the Loan Agreement. The interest rate as of June 30, 2024 was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the six months ended June 30, 2024 and 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended during the three months ended June 30, 2024.

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

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

INOZYME PHARMA, INC.

Date: August 6, 2024	By:	/s/ Douglas A. Treco
Douglas A. Treco
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Sanjay S. Subramanian
Sanjay S. Subramanian
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)