Form 10-Q
period 2024-09-30
Inozyme Pharma, Inc.
filed 2024-11-05
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, the registrant had 64,240,198 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing, design, and conduct of our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, including our planned pivotal clinical trials of INZ-701 for infants ("ENERGY 2"), our planned pivotal clinical trial of INZ-701 for pediatric patients with ABCC6 Deficiency, our planned pivotal trial of INZ-701 in patients with calciphylaxis, and our planned clinical trial for ENPP1 Deficient patients ineligible for other ongoing studies;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$24,575	$34,588
Short-term investments	107,033	154,001
Prepaid expenses and other current assets	9,329	7,661
Total current assets	140,937	196,250
Property and equipment, net	945	1,466
Right-of-use assets	710	1,126
Restricted cash	311	311
Prepaid expenses, net of current portion	458	1,694
Total assets	$143,361	$200,847
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,210	$1,166
Accrued expenses	11,571	12,610
Operating lease liabilities	985	910
Current portion of long-term debt	3,578	—
Total current liabilities	18,344	14,686
Operating lease liabilities, net of current portion	164	913
Long-term debt, net	42,065	44,769
Total liabilities	60,573	60,368
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 or December 31, 2023	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 64,179,095 shares issued and outstanding at September 30, 2024 and 61,768,771 shares issued and outstanding at December 31, 2023	6	6
Additional paid in-capital	443,476	426,362
Accumulated other comprehensive income	186	41
Accumulated deficit	(360,880)	(285,930)
Total stockholders’ equity	82,788	140,479
Total liabilities and stockholders’ equity	$143,361	$200,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$19,890	$13,341	$60,758	$36,864
General and administrative	4,961	4,733	16,101	15,973
Total operating expenses	24,851	18,074	76,859	52,837
Loss from operations	(24,851)	(18,074)	(76,859)	(52,837)
Other income (expense):
Interest income	1,778	2,369	6,182	5,306
Interest expense	(1,416)	(953)	(4,136)	(2,052)
Other (expense) income, net	(81)	20	(137)	(42)
Other income, net	281	1,436	1,909	3,212
Net loss	$(24,570)	$(16,638)	$(74,950)	$(49,625)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	290	53	137	279
Foreign currency translation adjustment	(1)	(182)	8	(152)
Total other comprehensive income (loss)	289	(129)	145	127
Comprehensive loss	$(24,281)	$(16,767)	$(74,805)	$(49,498)
Net loss attributable to common stockholders—basic and diluted	$(24,570)	$(16,638)	$(74,950)	$(49,625)
Net loss per share attributable to common stockholders—basic and diluted	$(0.39)	$(0.29)	$(1.20)	$(1.02)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	63,276,851	56,758,395	62,334,482	48,494,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance at December 31, 2023	61,768,771	$6	$426,362	$41	$(285,930)	$140,479
Stock-based compensation	—	—	1,691	—	—	1,691
Exercise of stock options	3,206	—	11	—	—	11
Shares purchased in Employee Stock Purchase Plan	44,532	—	148	—	—	148
Comprehensive loss:
Unrealized loss on investments	—	—	—	(156)	—	(156)
Foreign currency translation adjustment	—	—	—	10	—	10
Net loss	—	—	—	—	(23,347)	(23,347)
Balance at March 31, 2024	61,816,509	$6	$428,212	$(105)	$(309,277)	$118,836

Stock-based compensation	—	—	2,157	—	—	2,157
Exercise of stock options and RSU vesting	255,456	—	458	—	—	458
Comprehensive loss:
Unrealized gain on investments	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(27,033)	(27,033)
Balance at June 30, 2024	62,071,965	$6	$430,827	$(103)	$(336,310)	$94,420

Stock-based compensation	—	—	2,126	—	—	2,126
Exercise of stock options and RSU vesting	23,462	—	83	—	—	83
Shares issued in at-the-market offering	2,083,668	—	10,440	—	—	10,440
Comprehensive loss:
Unrealized gain on investments	—	—	—	290	—	290
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(24,570)	(24,570)
Balance at September 30, 2024	64,179,095	$6	$443,476	$186	$(360,880)	$82,788

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance at December 31, 2022	40,394,363	4	333,356	(205)	(214,761)	118,394
Stock-based compensation	—	—	2,092	—	—	2,092
Exercise of pre-funded warrants	3,325,644	—	—	—	—	—
Shares purchased in Employee Stock Purchase Plan	45,478	—	96	—	—	96
Comprehensive loss:
Unrealized gain on investments	—	—	—	150	—	150
Foreign currency translation adjustment	—	—	—	19	—	19
Net loss	—	—	—	—	(17,404)	(17,404)
Balance at March 31, 2023	43,765,485	$4	$335,544	$(36)	$(232,165)	$103,347

Stock-based compensation	—	—	1,600	—	—	1,600
Shares issues in at-the-market offering	2,591,995	1	16,086	—	—	16,087
Exercise of stock options	21,608	—	55	—	—	55
Comprehensive loss:
Unrealized gain on investments	—	—	—	76	—	76
Foreign currency translation adjustment	—	—	—	11	—	11
Net loss	—	—	—	—	(15,583)	(15,583)
Balance at June 30, 2023	46,379,088	$5	$353,285	$51	$(247,748)	$105,593

Stock-based compensation	—	—	1,672	—	—	1,672
Shares issues in at-the-market offering	962,000	—	5,149	—	—	5,149
Exercise of stock options	13,578	—	43	—	—	43
Issuance of common stock, net of issuance costs	14,375,000	1	64,412	—	—	64,413
Shares purchased in Employee Stock Purchase Plan	31,082	—	110	—	—	110
Comprehensive loss:
Unrealized gain on investments	—	—	—	53	—	53
Foreign currency translation adjustment	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(16,638)	(16,638)
Balance at September 30, 2023	61,760,748	$6	$424,671	$(78)	$(264,386)	$160,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(74,950)	$(49,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	624
Stock-based compensation expense	5,974	5,364
Amortization of premiums and discounts on marketable securities	(4,497)	(3,334)
Reduction in the carrying value of right-of-use assets	416	364
Non-cash interest expense and amortization of debt issuance costs	874	426
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,668)	(4,887)
Accounts payable	1,044	(535)
Accrued expenses	(1,039)	(1,972)
Operating lease liabilities	(674)	(604)
Prepaid expenses, net of current portion	1,236	2,115
Other long-term liabilities	—	(124)
Net cash used in operating activities	(72,719)	(52,188)
Investing activities
Purchases of marketable securities	(126,498)	(211,465)
Maturities of marketable securities	178,101	164,482
Purchases of property and equipment	(45)	(193)
Net cash provided by (used in) investing activities	51,558	(47,176)
Financing activities
Net proceeds from issuance of long-term debt	—	27,500
Proceeds from issuance of common stock	10,440	85,649
Proceeds from exercise of stock options	552	98
Proceeds from issuance of common stock for cash under Employee Stock Purchase Plan	148	206
Net cash provided by financing activities	11,140	113,453
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,021)	14,089
Effect of foreign currency exchange rate on cash	8	(152)
Cash, cash equivalents, and restricted cash at beginning of period	34,899	33,269
Cash, cash equivalents, and restricted cash at end of period	$24,886	$47,206
Supplemental cash flow information:
Cash and cash equivalents	$24,575	$46,895
Restricted cash	311	311
Cash, cash equivalents, and restricted cash at end of period	$24,886	$47,206
Property and equipment unpaid at end of period	$—	$3

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three and nine month periods ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity, Capital Resources, and Going Concern

Since the Company’s incorporation in 2017 and through September 30, 2024, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property, and conducting research and development activities. The Company incurred net losses of $75.0 million for the nine months ended September 30, 2024 and had an accumulated deficit of $360.9 million as of September 30, 2024. The Company had cash, cash equivalents, and short-term investments of $131.6 million as of September 30, 2024.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. The Company believes its available cash, cash equivalents, and short-term investments as of September 30, 2024 will be sufficient to fund its cash flow requirements for at least 12 months from the filing date of this Quarterly Report on Form 10-Q. Management’s expectations with respect to its ability to fund current and long-term planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed on favorable terms, or at all, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to delay, reduce, or eliminate some or all of its research and development programs, portfolio expansion, or commercialization efforts, which could adversely affect its business prospects.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024.

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

4. Short-Term Investments

Short-term investments consisted of the following:

	September 30, 2024
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$45,983	$96	$—	$46,079
U.S. government agency debt securities	1 year or less	60,846	109	(1)	60,954
		$106,829	$205	$(1)	$107,033

	December 31, 2023
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$80,160	$59	$(1)	$80,218
U.S. government agency debt securities	1 year or less	73,774	17	(8)	73,783
		$153,934	$76	$(9)	$154,001

The Company did not have any investments in a continuous unrealized loss position for more than 12 months as of September 30, 2024. As of September 30, 2024, the Company believes that the cost basis of its available-for-sale securities is recoverable, and the Company has the intent and ability to hold its available-for-sale securities until recovery. Therefore, no allowance for credit losses was recorded.

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

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$23,631	$23,631	$—	$—
U.S. government agency debt securities	60,954	—	60,954	—
U.S. Treasury securities	46,079	46,079	—	—
Total assets	$130,664	$69,710	$60,954	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$33,830	$33,830	$—	$—
U.S. government agency debt securities	73,783	—	73,783	—
U.S. Treasury securities	80,218	80,218	—	—
Total assets	$187,831	$114,048	$73,783	$—

There have been no transfers between fair value levels during the three or nine months ended September 30, 2024.

6. License Agreement

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of September 30, 2024, the Company had incurred a life-to-date total of $0.4 million in license maintenance fees to Yale.

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

The Company has also agreed to pay for research support from Yale pursuant to a sponsored research agreement that the Company entered into with Yale in January 2017 and amended in February 2019, February 2022, May 2022, May 2023, and January 2024. Under the sponsored research agreement, as amended, the Company agreed to pay Yale an aggregate of $3.0 million over eight years, ending in December 2024. As of September 30, 2024, the Company incurred a total of $3.0 million for research support under this agreement since inception.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases as of September 30, 2024:

•
8,499 square feet of office space in Boston, Massachusetts that expires in 2025 with an option to extend the term for five years; and
•
6,244 square feet of laboratory space in Boston, Massachusetts that expires in 2025 with an option to extend the term for five years.

The exercise of each option was determined not to be reasonably certain and thus neither option was included in the operating lease liability on the condensed consolidated balance sheets as of September 30, 2024 or December 31, 2023.

During the nine months ended September 30, 2024, cash paid for amounts included in the measurement of lease liabilities was $0.8 million, and the Company recorded operating lease expense of $0.5 million.

Future lease payments under non-cancelable leases as of September 30, 2024 are as follows:

Year Ending December 31,
2024 (remaining 3 months)	$255
2025	944
Total future minimum lease payments	1,199
Less: interest	50
Present value of operating lease liabilities	$1,149
Lease liability - current	$985
Lease liability - long-term	$164

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of September 30, 2024 or December 31, 2023.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three and nine months ended September 30, 2024 and 2023.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into the Loan Agreement with K2 HealthVentures LLC ( together with any other lender from time to time, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contained an additional $20.0 million available to be drawn at the Company’s option through March 31, 2023. The Company elected to borrow the remaining $20.0 million in February 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate were available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. The Company borrowed $7.5 million under the second tranche commitment in June 2023 and borrowed $12.5 million under the third tranche commitment in December 2023. A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent at its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee. As of September 30, 2024, a total of $25.0 million of borrowing capacity remained available under the Loan Agreement, subject to the terms and conditions set forth therein. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026, and the Company is obligated to make interest only payments until September 1, 2025, at which point the Company will make monthly payments of equal principal and interest, in an amount which would fully amortize the principal amount of the term loan and accrued interest thereon as of the date of maturity. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of September 30, 2024 was 9.60%. The Company has the option to prepay all, but not less than, all of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee was 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior to the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the loans borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of September 30, 2024, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing, the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company (“Lender Expenses”). The debt issuance costs, Lender Expenses, and the Final Fee are being amortized as additional interest expense over the term of the loan using the effective interest method. At September 30, 2024, the carrying value of the Loan Agreement approximated the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan on the Company’s condensed consolidated balance sheet at September 30, 2024:

September 30, 2024
Gross proceeds	$45,000
Unamortized debt issuance costs and accretion of final payments, net	643
Total debt	$45,643
Less: current portion	(3,578)
Long-term debt	$42,065

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of September 30, 2024 are as follows:

Fiscal Year
2024	$—
2025	14,508
2026	33,305
Total	$47,813

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

Open Market Sale Agreement

On August 11, 2021, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021 (the "2021 Registration Statement"). Under the 2021 Registration Statement, the Company could offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the 2021 Registration Statement, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program (the “At-the-Market Offering Program”). On November 7, 2023, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on November 15, 2023 (the “2023 Registration Statement”). Under the 2023 Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. On August 6, 2024, in anticipation of the expiration of the 2021 Registration Statement, the Company filed a prospectus supplement (the “2024 Prospectus Supplement”) under the 2023 Registration Statement to register the offer and sale of the outstanding shares that could be sold under the At-the-Market Offering Program, which prospectus supplement superseded and replaced the sales agreement prospectus, dated August 23, 2021, under the 2021 Registration Statement.. As of December 31, 2023, the Company had sold 3,553,995 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million. As of the date of filing of the 2024 Prospectus Supplement, the Company had issued and sold 4,364,440 shares of common stock pursuant to the Open Market Sale Agreement for aggregate gross proceeds of approximately $26.2 million. Under the 2024 Prospectus Supplement, the Company may sell the remaining shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $23.8 million. During the three and nine months ended September 30, 2024, the Company sold 2,083,668 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $10.4 million.

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

Stock Options

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing model were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate range	3.66% to 4.40%	4.15% to 4.23%	3.66% to 4.59%	3.36% to 4.23%
Dividend yield	—	—	—	—
Expected term of options (years)	6.08	6.08	5.50 to 6.08	5.50 to 6.48
Volatility rate range	88.73% to 89.44%	88.39% to 88.96%	88.35% to 90.59%	87.68% to 89.67%

The weighted-average grant date fair value of options granted in the three and nine months ended September 30, 2024 was $3.55 per share and $4.27 per share, respectively. The total unrecognized compensation cost related to outstanding option awards as of September 30, 2024 was $17.8 million and is expected to be recognized over a weighted-average period of 2.76 years.

Restricted Stock Units

The total unrecognized compensation cost related to outstanding RSUs as of September 30, 2024 was $0.4 million and is expected to be recognized over a weighted-average period of 2.50 years.

The total compensation cost recognized in the condensed consolidated statements of operations associated with all the stock-based compensation awards granted by the Company is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,040	$839	$2,977	$2,546
General and administrative	1,086	833	2,997	2,817
Total	$2,126	$1,672	$5,974	$5,363

10. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders—basic and diluted	$(24,570)	$(16,638)	$(74,950)	$(49,625)
Net loss per share attributable to common stockholders—basic and diluted	$(0.39)	$(0.29)	$(1.20)	$(1.02)
Weighted-average common shares and pre-funded warrants outstanding—basic and diluted	63,276,851	56,758,395	62,334,482	48,494,175

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	9,085,594	6,520,878	9,085,594	6,520,878
Unvested RSUs	75,000	100,000	75,000	100,000
Total	9,160,594	6,620,878	9,160,594	6,620,878

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

Executive Summary

During the three months ended September 30, 2024, we continued to advance our ongoing clinical trials of INZ-701 in patients with ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis. Key highlights and accomplishments during the three months ended September 30, 2024, as well as upcoming anticipated milestones include:

Key Highlights

•
In October 2024, we announced positive interim data from our ongoing Phase 1 SEAPORT 1 Trial of INZ-701 in patients with ESKD receiving hemodialysis. We plan to initiate a pivotal trial of INZ-701 in patients with calciphylaxis in 2025 subject to regulatory review and sufficient funding.

•
In October 2024, we announced the appointment of Erik Harris to our Board of Directors. Mr. Harris, who currently serves as Chief Commercial Officer and Executive Vice President at Ultragenyx Pharmaceutical Inc., brings to the Company over 20 years of commercial expertise within the biopharmaceutical industry.
•
In September 2024, we presented new data at the American Society for Bone and Mineral Research 2024 Annual Meeting, that demonstrated the progression and impact of rare bone and blood vessel diseases in children.
•
In July 2024, we announced that the FDA granted Fast Track designation to INZ-701 for the treatment of ABCC6 Deficiency.

Select Anticipated Milestones for INZ-701

ENPP1 Deficiency

•
We expect to complete enrollment of ENERGY 3, a pivotal trial of INZ-701 in pediatric patients by the end of 2024, with topline data anticipated in early 2026.
•
We anticipate initiating ENERGY 2, a pivotal trial of INZ-701 in infants with ENPP1 Deficiency outside of the United States, in the fourth quarter of 2024.
•
We expect to report interim data from the ENERGY 1 trial in the fourth quarter of 2024.

ABCC6 Deficiency

•
Subject to regulatory review and sufficient funding, we plan to initiate a pivotal clinical trial of INZ-701 in pediatric patients with ABCC6 Deficiency in 2025.

Calciphylaxis

•
Subject to regulatory review and sufficient funding, we plan to initiate a pivotal trial of INZ-701 in patients with calciphylaxis in 2025.

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

In September 2023, we opened the first site for the ENERGY 3 trial. Patient recruitment is underway and we incurred a $0.5 million milestone payment following completion of dosing of the first patient in our pivotal clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency. We expect to complete enrollment by the end of 2024. We anticipate reporting topline data from the ENERGY 3 trial in early 2026. We also intend to treat ENPP1-deficient patients ineligible for ENERGY 3 or other ongoing studies to further our understanding of INZ-701’s safety and efficacy.

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

If these marketing applications are approved, we expect to commercially launch INZ-701 for infant and pediatric patients as early as the first half of 2027.

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

Subject to regulatory review and sufficient funding, we plan to initiate a pivotal clinical trial of INZ-701 in pediatric patients with ABCC6 Deficiency in 2025 for registrational purposes. Prior to initiating this pivotal clinical trial, we plan to engage with the regulatory authorities in the United States, Europe, and other jurisdictions to determine appropriate primary efficacy endpoints and other requirements for potential marketing approval. In particular, if we propose new or novel endpoints or methodologies for our clinical trials, regulatory authorities will ultimately need to conclude that the endpoints of our clinical trials have provided clinically meaningful results before we are able to obtain potential marketing approval. Results from the Phase 1/2 clinical trial have provided evidence of the restoration of plasma PPi levels and measures of clinical and physiological efficacy informed the design of our planned pivotal clinical trial. Our clinical strategy, subject to ongoing discussions with the regulatory authorities in the United States, Europe, and other jurisdictions, is to pursue registration of INZ-701 for ABCC6 Deficiency by linking the restoration of plasma PPi levels to measures of physiological and clinical efficacy in this patient population.

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

In October 2024, we announced positive interim data from SEAPORT 1. The interim data demonstrated that INZ-701 significantly increased PPi levels in ESKD patients receiving hemodialysis, with levels rising into the normal range by week 3 of the trial’s four-week dosing schedule. The largest changes occurred in patients with the lowest baseline PPi levels.

Timepoint	Mean PPi (nM) ± SEM (n=8)
Baseline-Day 3 pre-dose*	619±74
Day 10 pre-dose	931±255
Day 17 pre-dose	1498±224
Day 24 pre-dose	1551±270

*Baseline consists of three timepoints collected prior to the initiation of dosing

A prior study of healthy subjects (n=10) showed PPi levels between 1002 nM and 2169 nM.

INZ-701 also led to reductions in biomarkers of mineral metabolism, including serum phosphate and fibroblast growth factor-23, which are implicated in the pathogenesis of vascular calcification in ESKD. These findings suggest INZ-701 may mitigate the risk of pathologic calcification in these patients.

The interim data further demonstrated that INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no drug-related treatment-emergent adverse events ("TEAEs") reported in the 11 patients who completed the four-week treatment period. All observed TEAEs were mild to moderate in severity except for one case of hyperkalemia requiring urgent dialysis. Consistent drug exposure to INZ-701 was observed with 1.8 mg/kg weekly dosing and pharmacokinetic profiles were consistent with our prior studies in non-hemodialysis patients. We believe these results suggest consistent drug pharmacokinetic profiles can be maintained in dialysis patients, providing further confidence in dose selection for future trials.

Finally, low titers of anti-drug antibodies ("ADAs") were detected in three of 11 patients, at the end-of-study timepoint, approximately 30 days after the last dose. Two of these patients became ADA-negative by Day 60 after the last dose. The presence of ADAs was not associated with any adverse events.

We plan to present additional follow-up data, including characterization of genetic markers associated with PPi and adenosine metabolism and pharmacokinetics/pharmacodynamics analyses, at a later date.

Based on these results, we plan to initiate a pivotal trial of INZ-701 in patients with calciphylaxis in 2025, subject to regulatory review and sufficient funding.

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

Based on its mechanism of action, we believe that INZ-701 has the potential to increase plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene. We intend to explore the potential of INZ-701 as a therapy in other diseases of pathologic mineralization associated with low levels of plasma PPi.

Diseases of intimal proliferation include diseases without a clear genetic basis. In preclinical studies, INZ-701 prevented intimal proliferation in both wild-type and Enpp1-deficient mice, which we believe is attributable to increased levels of adenosine. We plan to continue to explore the potential of INZ-701 in diseases in which arteries have been damaged or disrupted by insertion of a stent, bypass graft occlusion, transplant vasculopathy, or inflammation known as arteritis.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments as of September 30, 2024 will enable us to fund our cash flow requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. We based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “Liquidity and Capital Resources.”

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
•
prepare for, initiate, and conduct our planned clinical trials of INZ-701 for patients with ENPP1 and ABCC6 Deficiencies, including our planned pivotal clinical trials of INZ-701 for infants, our planned pivotal clinical trial of INZ-701 for pediatric patients with ABCC6 Deficiency, our planned pivotal trial of INZ-701 in patients with calciphylaxis, and our planned clinical trial for ENPP1 Deficient patients ineligible for other ongoing studies;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$19,890	$13,341	$6,549
General and administrative	4,961	4,733	228
Total operating expenses	24,851	18,074	6,777
Loss from operations	(24,851)	(18,074)	(6,777)
Other income (expense):
Interest income	1,778	2,369	(591)
Interest expense	(1,416)	(953)	(463)
Other (expense) income, net	(81)	20	(101)
Other income, net	281	1,436	(1,155)
Net loss	$(24,570)	$(16,638)	$(7,932)

Research and Development Expense

The following table summarizes our research and development expense for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
INZ-701-related research and development expense	$13,888	$8,236	$5,652
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	5,315	4,335	980
Facilities and administrative expense	687	770	(83)
Total	$19,890	$13,341	$6,549

Research and development expense increased $6.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a $5.7 million increase in INZ-701-related research and development expense and a $0.9 million increase in personnel related costs, including stock-based compensation expense and facilities and administrative expense.

INZ-701-related research and development expense increased $5.7 million primarily due to a $3.0 million increase in chemistry, manufacturing, and controls expense to support our ongoing clinical trials and prepare for potential commercialization and a $2.7 million increase in clinical development and related consulting costs to support our ongoing clinical trials.

General and Administrative Expense

General and administrative expense remained relatively consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Interest Income

Interest income for the three months ended September 30, 2024 decreased approximately $0.6 million compared to the three months ended September 30, 2023 due to a lower cash balance on which we are earning interest in 2024.

Interest Expense

Interest expense increased $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to borrowings under our Loan Agreement.

Other Expense, net

Other expense, net remained relatively consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$60,758	$36,864	$23,894
General and administrative	16,101	15,973	128
Total operating expenses	76,859	52,837	24,022
Loss from operations	(76,859)	(52,837)	(24,022)
Other income (expense):
Interest income	6,182	5,306	876
Interest expense	(4,136)	(2,052)	(2,084)
Other expense, net	(137)	(42)	(95)
Other income, net	1,909	3,212	(1,303)
Net loss	$(74,950)	$(49,625)	$(25,325)

Research and Development Expense

The following table summarizes our research and development expense for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
INZ-701-related research and development expense	$42,258	$22,064	$20,194
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	16,226	12,817	3,409
Facilities and administrative expense	2,274	1,983	291
Total	$60,758	$36,864	$23,894

Research and development expense increased $23.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a $20.2 million increase in INZ-701-related research and development expense and a $3.7 million increase in personnel related costs, including stock-based compensation expense and facilities and administrative expense.

INZ-701-related research and development expense increased $20.2 million primarily due to a $9.3 million increase in chemistry, manufacturing, and controls expense to support our ongoing clinical trials and prepare for potential commercialization and a $10.9 million increase in clinical development and related consulting costs to support our ongoing clinical trials.

General and Administrative Expense

General and administrative expense remained relatively consistent for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Interest Income

Interest income for the nine months ended September 30, 2024 increased approximately $0.9 million compared to the nine months ended September 30, 2023 due to higher interest rates and a larger cash balance on which we are earning interest in 2024.

Interest Expense

Interest expense increased $2.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to borrowings under our Loan Agreement.

Other Expense, net

Other expense, net remained relatively consistent for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021 (the "2021 Registration Statement"). Under the 2021 Registration Statement, we could offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the 2021 Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program (the “At-the-Market Offering Program”). On November 7, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on November 15, 2023 (the “2023 Registration Statement”). Under the 2023 Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. On August 6, 2024, in anticipation of the expiration of the 2021 Registration Statement, we filed a prospectus supplement (the “2024 Prospectus Supplement”) under the 2023 Registration Statement to register the offer and sale of the outstanding shares that could be sold under the At-the-Market Offering Program, which prospectus supplement superseded and replaced the sales agreement prospectus, dated August 23, 2021, under the 2021 Registration Statement. As of December 31, 2023, we had sold 3,553,995 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million. As of the date of filing of the 2024 Prospectus Supplement, we had issued and sold 4,364,440 shares of common stock pursuant to the Open Market Sale Agreement for aggregate gross proceeds of approximately $26.2 million. Under the 2024 Prospectus Supplement, we may sell the remaining shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $23.8 million. During the three and nine months ended September 30, 2024, we sold 2,083,668 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $10.4 million.

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

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents, and short-term investments at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$24,575	$34,588
Short-term investments	107,033	$154,001
Total cash, cash equivalents, and short-term investments	$131,608	$188,589

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(72,719)	$(52,188)
Net cash provided by (used in) investing activities	51,558	(47,176)
Net cash provided by financing activities	11,140	113,453
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(10,021)	$14,089

Net Cash Used in Operating Activities

Net cash used in operating activities increased approximately $20.5 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a $25.4 million increase in our net loss, adjusted for non-cash items, which was partially offset by approximately $4.9 million of changes in operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities increased approximately $98.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an $85.0 million decrease in purchases of marketable securities and a $13.7 million increase in maturities of marketable securities in the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $102.3 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to year-over-year decreases of $27.5 million in net proceeds received from the issuance of long-term debt, $64.4 million related to the July 2023 equity offering, and $10.8 million from sales of common stock under our at-the-market facility, and an increase of $0.4 million from exercises of stock options.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments as of September 30, 2024 will enable us to fund our cash flow requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 or any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidate.

Contractual Obligations, Commitments and Contingencies

During the three and nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, our cash equivalents consisted of short-term money market funds and U.S. government agency debt securities. As of September 30, 2024, our short-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2024, the aggregate principal amount outstanding under the Loan Agreement was $45.0 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. Of the $45.0 million aggregate principal amount outstanding, $5.0 million was funded at closing, and we borrowed an additional $20.0 million in February 2023, $7.5 million in June 2023, and $12.5 million in December 2023 under the Loan Agreement. The interest rate as of September 30, 2024 was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2024 and 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended during the three months ended September 30, 2024.

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024.

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

INOZYME PHARMA, INC.

Date: November 5, 2024	By:	/s/ Douglas A. Treco
Douglas A. Treco
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Sanjay S. Subramanian
Sanjay S. Subramanian
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)