Form 10-K
period 2024-12-31
Inozyme Pharma, Inc.
filed 2025-03-10
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on June 28, 2024, was $199,349,178.

As of March 3, 2025, the registrant had 64,240,198 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and the negative version of these words and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the heading “Summary of Material Risks Associated with Our Business” and the “Risk Factors” section and include, among other things

•
our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing open label long-term safety study of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study ("ADAPT"), our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency ("ENERGY 1"), our ongoing pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency ("ENERGY 3"), our ongoing Phase 1 clinical trial of INZ-701 in patients with end-stage kidney disease receiving hemodialysis ("SEAPORT 1"), and our ongoing pivotal clinical trial of INZ-701 in infants (“ENERGY 2”), including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
the timing, design, and conduct of our planned clinical trials of INZ-701 for patients with ENPP1 Deficiency;
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

Summary of Material Risks Associated with Our Business

Our business is subject to a number of risks that if realized could materially affect our business, prospects, operating results, and financial condition. These risks are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•
We have incurred significant losses since our inception. To date, we have not generated any revenue from product sales. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and may never achieve or maintain profitability. Our net losses were $102.0 million for the year ended December 31, 2024 and $71.2 million for the year ended December 31, 2023.

•
We will need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Since our cash, cash equivalents and short-term investments as of December 31, 2024 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern.

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

•
Interim topline and preliminary results from our clinical trials that we announce or publish from time to time, such as interim data we have disclosed from our ongoing Phase 1/2 clinical trials of INZ-701 in adults with ENPP1 Deficiency and ABCC6 Deficiency, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency and our ongoing Phase 1 clinical trial of INZ-701 in patients with end-stage kidney disease (“ESKD”) receiving hemodialysis, may change as more participant data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

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

We are initially focused on developing a novel therapy for diseases characterized by pathologic mineralization and intimal proliferation, including ENPP1 Deficiency and ABCC6 Deficiency as well as calciphylaxis. As part of our recent strategic review, we are prioritizing activities to support the planned Biologics License Application ("BLA") filing for INZ-701 for our lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in our ADAPT long-term extension study, our expanded access program, or under investigator-sponsored INDs will continue to receive treatment. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.

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

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, ENPP1 fusion protein that is designed to increase PPi and adenosine, to enable the potential treatment of multiple diseases caused by deficiencies in these molecules. By targeting the PPi-Adenosine Pathway, INZ-701 aims to correct pathologic mineralization and intimal proliferation, addressing the significant morbidity and mortality in these devastating diseases. We have generated robust proof of concept data in preclinical models of ENPP1 Deficiency, ABCC6 Deficiency and, in support of our calciphylaxis program, chronic kidney disease ("CKD") demonstrating that INZ-701 prevented pathologic mineralization and skeletal abnormalities, led to improvements in overall health and survival, and prevented intimal proliferation.

We are currently conducting clinical trials of INZ-701 for the treatment of ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis. The U.S. Food and Drug Administration ("FDA") has granted Orphan Drug Designation and the European Medicines Agency ("EMA"), has granted Orphan Designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency, for the treatment of ABCC6 Deficiency and for the treatment of calciphylaxis, and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency. Refer to the "Clinical Development of INZ-701 for ENPP1 Deficiency," "Clinical Development of INZ-701 for ABCC6 Deficiency" and “Clinical Development of INZ-701 for Calciphylaxis” sections below for further details on our clinical programs.

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

Strategy

Our goal is to develop and commercialize safe and effective therapies for the treatment of patients suffering from a broad range of genetic and non-genetic diseases that impact bone health and blood vessel function. The critical components of our strategy to achieve this goal include:

•
Efficiently advance clinical development for our lead product candidate, INZ-701, with a focus on infants and children with ENPP1 Deficiency. Our initial studies of INZ-701 in adult patients with ENPP1 Deficiency provided safety, pharmacokinetic, and pharmacodynamic data supporting clinical development in infants and children with this disease. We believe that these affected groups represent the most urgent unmet need in this disease. In September 2023, we opened the first site for our ENERGY 3 trial, a pivotal trial in pediatric patients with ENPP1 Deficiency, and patient enrollment was completed in January 2025. We are also currently enrolling infants with ENPP1 Deficiency in our ENERGY 1 Phase 1b clinical trial and patient recruitment is underway in our ENERGY 2 pivotal study. We plan to collect additional data evaluating the effects of INZ-701 in all ages with ENPP1 Deficiency to expand our safety database. While we are currently focusing our resources on our ongoing pivotal trial in ENPP1 Deficiency and refining our operational plans for development of INZ-701 for additional indications, we continue to work closely with regulatory authorities to define the optimal path forward for registrational trials in ABCC6 Deficiency and calciphylaxis. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.
•
Build a patient-focused company to treat diseases that impact bone health and blood vessel function. We intend to continue to engage with patient advocacy groups, medical centers of excellence, and medical specialists to fully understand the physical and economic burden these diseases have on patients. We have completed a burden of disease study in ENPP1 Deficiency and ABCC6 Deficiency with GACI Global, a patient advocacy organization dedicated to bettering the lives of families affected by generalized arterial calcification of infancy ("GACI") and autosomal-recessive hypophosphatemic rickets type 2 ("ARHR2") to understand the progression of the disease from the perspective of a patient and caregiver. We have completed a retrospective, cross-sectional natural history study of patients who had GACI or any presentation of ENPP1 Deficiency. We have several ongoing programs, including a retrospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency and a prospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency. Finally, we have launched a registry, in partnership with GACI Global, for all patients with ENPP1 Deficiency and infantile-onset ABCC6 Deficiency in order to expand our understanding of the burden of disease and disease progression across the entire disease population. We believe that the findings from these studies and others like it have been and will be important in supporting ongoing and future trial design and patient enrollment.

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

•
Establish commercialization infrastructure for the marketing and sale of INZ-701 for rare indications. We retain worldwide, exclusive development and commercialization rights to INZ-701. Our current efforts focused on disease awareness and diagnosis, through our interactions with physician networks and patient organizations, as well as our patient registry, are laying the groundwork for an independent commercial organization. Given the limited number of specialists who treat the rare diseases we are initially pursuing, we believe that we will be able to commercialize INZ-701, if approved, in these indications with a small, targeted, internal sales and commercial organization in the United States and other major markets. Our executives have a strong track record and experience in building and managing biopharmaceutical companies and in rare disease research and development, developing new markets, and obtaining marketing approval for and commercializing therapies for previously unexplored rare diseases. We may explore the use of a variety of types of collaboration, co-promotion, distribution, and other marketing arrangements with one or more third parties to commercialize our product candidates in smaller markets outside the United States or for other situations in which a larger sales and marketing organization is required.

•
Expand our research and development efforts for INZ-701 in additional diseases impacting bone health and blood vessel function and for other therapies beyond INZ-701. Based on its mechanism of action, we believe that INZ-701 has the potential to increase plasma PPi levels and provide therapeutic benefit to patients beyond those with monogenic defects in the ENPP1 or ABCC6 gene, including patients with calciphylaxis. Although ENPP1 Deficiency was initially described in patients with biallelic ENPP1 Deficiency (homozygous or compound heterozygous mutations), many patients with monoallelic ENPP1 Deficiency (heterozygous mutations) have clinical symptoms, potentially increasing the worldwide prevalence. For instance, OPLL has been reported to cause myelopathy due to spinal cord compression, often necessitating surgery to alleviate symptoms - although surgery is not curative. We plan to investigate the potential of a next-generation INZ-701 molecule to address OPLL. Additionally, we believe there is potential to explore gene therapy approaches for disorders related to the PPi-Adenosine pathway in the future.
•
Continue to strengthen and expand our intellectual property portfolio and our rights to complementary technologies. We intend to continue to pursue new scientific and therapeutic insights to position ourselves as leaders in the treatment of diseases impacting bone health and blood vessel function. In our Company's laboratory and in collaboration with academic and research institutions, we plan to continue to conduct translational experiments, validate disease models and evaluate new treatment modalities in our area of focus. Our current development programs are protected through exclusive intellectual property rights, including with filed and issued patents covering composition of matter for ENPP1-Fc fusion proteins, including INZ-701, and methods of treatment. We have expanded and expect to continue to expand the breadth of our intellectual property portfolio over time to incorporate novel insights we obtain through our research. In addition, we may further expand our development pipeline by opportunistically in-licensing or acquiring the rights to complementary technologies and product candidates. For example, in July 2020, we expanded our intellectual property portfolio when we acquired specified patent rights and other specified assets related to ENPP1 from Alexion.

Pipeline

Our lead development programs, for which we retain worldwide exclusive development and commercialization rights, are summarized in the table below. As part of our recent strategic review, we are prioritizing activities to support the planned BLA filing for INZ-701 for our lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in our ADAPT long-term extension study, our expanded access program, or under investigator-sponsored INDs will continue to receive treatment. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.

Diseases of the PPi-Adenosine Pathway: A Significant Unmet Need

The PPi-Adenosine Pathway plays a critical role in regulating bone health and blood vessel function. Disruptions in this pathway can lead to severe, life-threatening diseases characterized by abnormal calcium deposition or growth development, affecting bones, blood vessels, and soft tissues. These conditions, whether driven by genetic mutations or other factors, are associated with significant morbidity and mortality. Despite their devastating impact, there are currently no approved therapies that directly target the underlying pathway dysfunction, highlighting a significant unmet medical need and an urgent opportunity for innovation in treatment.

The PPi-Adenosine Pathway

The PPi-Adenosine Pathway has been conserved throughout evolution in higher organisms and is the key to keeping our bones and blood vessels healthy.

In a properly functioning PPi-Adenosine Pathway, the proteins encoded by the ABCC6 gene (ATP-Binding Cassette in the C6 family) and the ANKH gene (ANKilosis Homolog) located on the cellular membrane are responsible for modulating the transport of adenosine triphosphate ("ATP") from inside a cell to outside the cell. The enzyme encoded by the ENPP1 gene (ectonucleotide pyrophosphatase/phosphodiesterase 1) then cleaves extracellular ATP into PPi and adenosine monophosphate ("AMP"). PPi is a potent regulator of mineralization and, in particular, controls the rate of calcium crystal deposition in bone. AMP is further metabolized into adenosine, a potent regulator of cellular proliferation that, in particular, modulates a blood vessel’s response to injury and is responsible for preventing intimal proliferation, or the overgrowth of smooth muscle cells inside blood vessels.

The normal function of the PPi-Adenosine Pathway is depicted in the figures below.

1.
ABCC6 and ANKH: Transports adenosine triphosphate (ATP) from inside the cell and into the blood.
2.
ENPP1: Breaks down ATP outside of the cell into two smaller molecules: AMP and PPi
3.
CD73: Converts AMP into adenosine and phosphate.
4.
TNAP: Breaks down PPi into phosphate.

Pathology of Diseases of the PPi-Adenosine Pathway

Disruptions in the PPi-Adenosine Pathway—whether due to genetic mutations or other factors—can lead to severe diseases characterized by abnormal mineralization and vascular dysfunction, impacting bones, blood vessels, and soft tissues.

Mutations in ENPP1, a critical enzyme in this pathway, result in deficient levels of PPi and AMP, a precursor to adenosine. Similarly, mutations in ABCC6, a key transport protein, reduce extracellular ATP availability, indirectly leading to lower PPi and AMP levels. Low PPi levels drive pathologic mineralization, or ectopic calcification, in tissues where mineralization should not occur, including the heart, kidneys, skin, and vasculature. Calcification inside blood vessels within bones can also interfere with normal skeletal development and mineralization.

In addition to low PPi, low adenosine levels contribute to vascular dysfunction and intimal proliferation. This can lead to vascular narrowing, impaired blood flow, and increased cardiovascular risk, further exacerbating disease progression. The combined effects of pathologic mineralization and vascular complications highlight the urgent need for targeted therapies to restore PPi and adenosine balance, prevent disease progression, and improve patient outcomes.

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

In the acute infantile phase, which has been referred to as GACI in the medical literature, ENPP1 Deficiency is characterized by narrowing of large and medium arteries caused by severe and pathologic vascular calcification and intimal proliferation, resulting in myocardial infarction, stroke, and dysfunction and potential failure of major organs, such as the heart and kidneys. The disease can be diagnosed prenatally when an ultrasound shows characteristic calcifications in the fetus. Infants with ENPP1 Deficiency have clinical signs of hypertension, heart disease and kidney disease even at birth. Mortality caused by ENPP1 Deficiency is at the highest during the infantile phase and occurs predominantly in the first 12 months of life. Approximately 50% of infants with ENPP1 Deficiency die within 6 months of birth. If they survive the crisis of infancy during the first 6 months of life, individuals with ENPP1 Deficiency are likely to survive through adolescence and beyond, but with significant morbidity and a low quality of life.

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

In 2022, we initiated a retrospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency and a prospective, longitudinal natural history study of patients with ENPP1 Deficiency and ABCC6 Deficiency. These studies are designed to test and validate our findings from our retrospective, cross-sectional natural history study. These studies are also designed to inform the design of pivotal trials and provide control data which may potentially be used in analysis of future therapeutic trials. In February 2025, we have completed a retrospective, cross-sectional natural history study of patients who had GACI or any presentation of ENPP1 Deficiency.

ENPP1 Deficiency Incidence and Prevalence; Current Standard of Care

ENPP1 Deficiency is estimated to occur in approximately one in 64,000 pregnancies worldwide, and we believe there are approximately 37,000 patients in addressable markets worldwide with ENPP1 Deficiency. In North America, the European Union ("EU"), Japan, Brazil, and the Gulf of Cooperation Council, we believe there are approximately 10,000 patients with ENPP1 Deficiency. In 2022, an analysis of all published cases of ENPP1 Deficiency patients diagnosed with GACI or ARHR2, and two published natural history studies, reported a threefold increase in pathogenic/likely pathogenic ENPP1 variants compared to those identified as of 2020.

There are currently no approved therapies for ENPP1 Deficiency. Currently available treatments seek to minimize the manifestations of this disease. Some retrospective studies have reported potential therapeutic effect in infants of the bisphosphonate etidronate, a first-generation bisphosphonate developed to treat osteoporosis. However, these findings have been controversial due to selection bias in the study. In addition, etidronate has been discontinued in the United States, and bisphosphonate use can be associated with longer term adverse effects on skeletal development. Administration of active vitamin D3 and oral phosphate are sometimes used to address the rickets of ENPP1 Deficiency, although use of oral phosphate may actually increase the risk of pathologic calcification. In a third-party healthy volunteer study, treating PPi deficiency by adjusting the diet was an inefficient process, with only a small fraction of dietary PPi being absorbed.

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

We have collaborated with a major academic institution to confirm that PPi levels are low in patients with calciphylaxis and to investigate associated manifestations that may be treated with INZ-701. Evidence of low PPi in calciphylaxis is supported by a longitudinal exploratory study designed to measure PPi in patients with calciphylaxis and to examine whether PPi levels are predictive of clinical outcomes. In this study, PPi was measured in patients with calciphylaxis at different stages of CKD/ESKD and matched for age, sex, race, and CKD/ESKD stage in patients without calciphylaxis. Results from this study revealed that PPi was significantly decreased in patients with calciphylaxis (both in those with and without dialysis-dependent CKD/ESKD) as compared to matched CKD/ESKD controls. The median PPi value was 248 nM in CKD/ESKD patients with calciphylaxis as compared to a median PPi value of 661 nM in CKD/ESKD patients without calciphylaxis, p< 0.0001. As shown in the graph below on the left, PPi levels in both

CKD/ESKD populations with and without calciphylaxis were significantly lower than PPi levels in healthy volunteers. Furthermore, as shown in the graph below on the right, lower PPi levels were associated with increased 6-month mortality among patients with calciphylaxis.

In addition, a prospective cohort study conducted as part of the Partners Calciphylaxis Biorepository and Patient Registry (NCT03032835) enrolled 70 patients with calciphylaxis. Plasma PPi levels were measured using an ATP Sulfurylase/Luminescence-based method at enrollment (n=70) and at 6-week follow-up (n=30). In adjusted models, for every 10 nM decrease in PPi at enrollment, an approximately 25% increase in mortality was observed at 6 weeks. As shown in the graph below on the left, low PPi levels predicted 6-week mortality. In addition, as shown in the graph below on the right, low plasma PPi levels were correlated with higher numbers of skin lesions, suggesting a higher severity of calciphylaxis and predicting the mortality risk among patients with calciphylaxis (Chewcharat et al 2023).

Low PPi levels predicted 6-week mortality

4000
3000
2000
1000
0
Plasma PPi (nM)
(n= 55)
*
(n= 15)
Alive
Dead
calciphylaxis

Low PPi levels correlated with higher numbers of skin lesions

3000
2000
1000
Baseline PPi levels
Spearman's rho = -0.26 (p-value = 0.03)
2
4
6
8
10
Total number of lesions
Baseline PPi levels
Fitted values

* p=0.002 vs alive

Data presented as median ± interquartile range

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

The presumed structure of INZ-701 is depicted in the figure below.

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

The FDA has granted orphan drug designation, fast track designation, and rare pediatric disease designation to INZ-701 for the treatment of ENPP1 Deficiency and has granted orphan drug designation and fast track designation to INZ-701 for the treatment of ABCC6 Deficiency. The EMA has also granted orphan designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has granted fast track designation to INZ-701 for the treatment of calciphylaxis. We have also been granted micro, small and medium-sized enterprise (SME) status by the EMA. We expect that SME status, combined with orphan designation, will result in substantial fee reduction during the EMA review process

INZ-701: Preclinical Results and Data

ENPP1 and ABCC6 Deficiencies

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

Studies in mice with a genetic defect in ABCC6 led to the hypothesis that low levels of plasma PPi in patients with ABCC6 Deficiency contributes to ectopic calcification. In studies in Abcc6-deficient mice, vascular calcification was correlated with plasma PPi level and overexpression of ENPP1 through transgene expression, led to high levels of PPi resulting in significant reductions in cardiac calcium deposits. We believe these findings confirm the link between ABCC6, PPi and calcification. It also suggests that increasing plasma PPi in PXE patients offers potentially significant therapeutic benefit.

To further illustrate the potential of our approach, we dosed Abcc6-deficient mice with 1 mg/kg of INZ-701 and vehicle control for eight weeks. Treatment with INZ-701 resulted in an increase in plasma PPi levels consistent with those in normal healthy mice. The increase in plasma PPi levels was also associated with a decrease in pathologic calcification of the eye, a target organ for ABCC6 Deficiency and patients with PXE. The results of this study are shown in the graphs below. We believe these data support the use of INZ-701 in patients who carry mutations in the gene for ABCC6 and have soft tissue calcification due to low PPi levels.

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

To investigate whether increasing plasma PPi levels would prevent ectopic calcification in Abcc6-deficient mice, we dosed Abcc6-deficient mice with 2 mg/kg of INZ-701, 10 mg/kg of INZ-701 or vehicle control from two weeks of age for eight weeks every other day. At 10 weeks of age, all of the mice were euthanized and the mineralization and blood biochemistry was measured. In this study, Abcc6-deficient mice exhibited low plasma PPi levels and significantly increased muzzle skin calcification. However, treatment of Abcc6-deficient mouse with INZ-701 caused a significant increase in plasma PPi at doses of 2 mg/kg and 10 mg/kg and a significant reduction in the extent of calcification noted in the muzzle skin to wild-type levels. This increase in plasma PPi levels in the Abcc6-deficient mice contributed to the reduction in pathologic tissue calcification. We believe that these data suggest that ABCC6 Deficiency contributes to increased ectopic calcification and that ENPP1, through PPi, may be able to reduce the extent of calcification. In the graph below, the symbol **** represents a p-value of less than 0.001 relative to Abcc6-deficient mice treated with vehicle.

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

Chronic kidney disease (CKD)

Vascular calcification associated with ESKD and CKD, known as Monckeberg’s sclerosis, have very similar pathophysiologies to GACI, as both diseases include vessel hardening with calcium deposits in the muscular layers of the medial vascular wall.

By modifying the adenine diet regimen previously described, we developed a rat model to induce uremia and enhance vascular calcification. Administration of 10 mg/kg of INZ-701 in uremic rats showed reduced total calcium content in the large arteries (between 61% and 86%) and organs (between 15% and 63%) as compared to the vehicle group. Histological examination of the arteries showed that uremic rats dosed with vehicle showed extensive, often circumferential, medial calcification that extended over multiple sections. In contrast, uremic rats dosed with INZ-701 had a reduction in calcification that was evident by von Kossa staining (black staining) as shown in the first figure below. In the treated group, calcification was segmented and frequently did not extend through multiple sections. Another complication associated with CKD is skeletal abnormalities such as high turnover bone disease or adynamic bone disease, known as mineral bone disorders. These abnormalities lead to under‑mineralized bone which is evident as increased osteoid bone in bone sections. Histological examination of the femurs showed that uremic rats dosed with vehicle had increased osteoid volume. In contrast, uremic rats dosed with INZ-701 had a significantly lower osteoid volume that was evident by Goldner’s trichrome staining (red staining) as shown in the second figure below. These results suggest that INZ-701 prevented vascular calcification and bone abnormalities in uremic rats and has the potential to be a treatment in patients with CKD. We believe that calciphylaxis very likely represents a continuum of vascular calcification complications with pain and skin changes, and that treatment with INZ-701 could potentially be beneficial in this disease.

Effect of INZ-701 on Vascular Calcification in a Rat Model of CKD

Ca=calcium

Effect of INZ-701 on Skeletal Abnormalities in a Rat Model of CKD

A cross-section of the trabecular area of the femur bone shows that CKD rats have thick osteoid (red staining). INZ-701 significantly prevented osteoid formation in CKD treated rats. Quantitation of the osteoid is shown in the graph above, wherein.

CKD=chronic kidney disease; OV=Osteoid volume; and BV=Bone volume.

Safety and Toxicology

We evaluated INZ-701 in toxicology studies in rats, mice, and non-human primates. In single and multiple administration studies in rats and non-human primates, the maximum tolerated doses of INZ-701 were determined to be 180 and 100 mg/kg, respectively. In these studies, no systemic adverse effects or pathologic effects were noted with INZ-701. Because both non-human primates and mice are relevant species, based on gene sequence homology and biologic activity, we subsequently conducted 28-day good laboratory practices ("GLP") investigational new drug application ("IND")-enabling studies in each species. In these studies, there were no adverse events and we observed normal histopathology and clinical pathology. In addition, we conducted a 28-day GLP cardiovascular study in non-human primates and a 28-day GLP central nervous system and respiratory risk study in mice. There were no adverse observations in any of these studies at doses up to 30 mg/kg of INZ-701, which was the highest dose tested. The 28-day studies were followed by three-month GLP IND enabling toxicology studies in mice and non-human primates. There were no adverse observations in these studies at doses up to 60 mg/kg of INZ-701 in mice and 30 mg/kg of INZ-701 in non-human primates, which were the highest doses tested in each species.

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

A GLP multiple dose toxicity study of INZ-701 was also conducted in juvenile C57BL6 mice. The mice were given INZ-701 by subcutaneous injection every other day at doses of 5, 10, or 30 mg/kg from post-natal day 10 to post-natal day 100 and were followed for 4 additional weeks after dosing. Toxicokinetics, clinical observations, clinical chemistries, anti-drug antibodies ("ADAs"), neuro-assessment, macro and micropathology with the addition of neurohistological parameters, and reproductive endpoints were evaluated during the study. The study concluded there were no adverse findings related to INZ-701 throughout the study period at any dose level. The no-observed-adverse-effect level for the study was the highest dose tested, 30 mg/kg.

Overall, in our nonclinical toxicology studies, INZ-701 exhibited a good safety profile and an acceptable therapeutic index.

Clinical Development of INZ-701 for ENPP1 Deficiency

Phase 1/2 Clinical Trial in Adults with ENPP1 Deficiency

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. The Phase 1/2 clinical trial of INZ-701 is an open-label, first-in-human, multiple ascending dose trial. The trial primarily assessed the safety and tolerability of INZ-701 in adult patients with ENPP1 Deficiency, as well as characterized the pharmacokinetic and pharmacodynamic profile of INZ-701, including evaluation of levels of plasma PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection twice per week, as well as at a dose of 1.2 mg/kg, administered via subcutaneous injection once per week, with three patients planned per dose cohort. Patients received a single dose and then began twice-weekly dosing one week later. The trial enrolled 13 patients with ENPP1 Deficiency at sites in North America and Europe. The Phase 1 dose-escalation portion of the trial sought to identify a safe and tolerable dose that increased plasma PPi levels, and that can be used for further clinical development. The Phase 1 dose-escalation portion of the trial is complete. The open-label Phase 2 extension portion of the trial assessed long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks, where patients received doses of INZ-701 at home depending on site-specific protocols. Exploratory endpoints include evaluations of ectopic calcification, skeletal, vascular, and physical function, patient-reported outcomes and exploratory biomarkers. Exploratory biomarker data were collected to provide evidence of the potential for disease modification with ongoing treatment with INZ-701. Notable changes in patient reported outcomes and functional outcomes were observed in all cohorts, including concordant improvement in global impression of change scores reported by patients (“P-GIC”) and clinicians (“C-GIC”), and no patient showed a deterioration from baseline.

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

In September 2023, we reported positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. A rapid, significant, and sustained increase in plasma PPi was observed in all dose cohorts and in all patients, and a significant elevation in plasma PPi was maintained for up to 18 months. INZ-701 activity increased in proportion to dose level and a long half-life of approximately 126 hours, and drug accumulation as shown by a greater-than-dose proportional exposure suggests the potential for once-weekly dosing. Exploratory biomarker data were collected to provide evidence of the potential for disease modification with ongoing treatment with INZ-701. Notable changes in key biomarkers support our clinical hypothesis. Clinical outcome measures were also collected to assess potential clinical benefit with ongoing treatment with INZ-701 and to inform the design and patient selection of future trials. Notable changes in patient reported outcomes and functional outcomes were observed in all cohorts, including concordant improvement in GIC scores reported by patients and clinicians, and no patient showed a deterioration from baseline. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701 and no adverse events leading to study withdrawal. Three of the nine patients experienced mild adverse events related to INZ-701 including injection site reactions (bruising or pain) occurring in two of nine patients, and other mild adverse events including decreased appetite and fatigue. There were two serious adverse events not related to INZ-701. INZ-701 exhibited a favorable immunogenicity profile with low titers of non-neutralizing ADAs observed in seven of the nine patients. All nine patients enrolled in the Phase 2 portion of the trial, and two of them subsequently withdrew for personal reasons not related to adverse events. The ADA levels were transient in three of seven patients.

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

In April 2024, we reported positive topline safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. Notable changes from baseline in key biomarkers were observed and support our clinical hypothesis. Significant reductions of fibroblast growth factor-23, increases in bone specific alkaline phosphatase levels, and decreases in c-telopeptide were observed in the 1.8 mg/kg dose cohort (Cohort 3) through week 48, which indicates the restoration of proper bone mineralization. Favorable responses on the Patient-Reported Outcome Measurement Information Scales of Pain Intensity, Fatigue and Pain Interference, and P-GIC were maintained. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events ("AEs") attributed to INZ-701 and no AEs leading to study withdrawal. Time on study ranged from 22 to over 742 days. Total time on treatment across all dose cohorts corresponds to approximately 12+ patient-years. INZ-701 exhibited a favorable immunogenicity profile with low titers of ADAs not impacting drug exposure observed in 10 of 13 patients. The ADA levels were transient in three of 10 patients. Plasma PPi levels observed after INZ-701 administration are shown in the table below:

Mean Plasma PPi (nM) ± SEM
			Cohort 1 (0.2 mg/kg)	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1229±87	1438±146	1220±87
	2x/Week Dose	Day 11-32	1494±111	1745±170	1352±71
Phase 2	2x/Week Dose	Day 32-672	1118±93	1316±116	1598±322

Cohort 1 n=2 post day 84; Cohort 2 n=2 post day 336; Cohort 3 n=2 post day 252

The last patient’s last visit occurred in the fourth quarter of 2024. All patients completing the extension phase are enrolled in our ongoing open label long term safety trial of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing trial (“ADAPT”).

ENERGY 1 Clinical Trial in Infants with ENPP1 Deficiency and ABCC6 Deficiency and Expanded Access Program

In June 2023, we dosed the first infant patient in our Phase 1b, single arm, open-label clinical trial of INZ-701 (the "ENERGY 1 trial"), designed primarily to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency and ABCC6 Deficiency. The ENERGY 1 study design was amended in the second quarter of 2024 to allow enrollment of infants with ABCC6 Deficiency and to increase the maximum number of patients. The ENERGY 1 trial is expected to enroll up to 16 infants between the ages of birth and 12 months across multiple sites in the United States and Europe. Patients will receive subcutaneous doses of INZ-701 during the treatment period of 52 weeks and may continue to receive INZ-701 in an extension period beyond 52 weeks. Doses range from 0.2 mg/kg once weekly through 2.4 mg/kg once weekly, with the ability to modify the dose depending on the results of pharmacokinetics, pharmacodynamics, and safety data. Other outcome measures include evaluation of plasma PPi levels, survival, growth, development, functional performance, cardiac function, and exploratory biomarkers.

Interim data from the ENERGY 1 trial (reporting data from three infants) and our expanded access program ("EAP") (reporting data from two infants and one child (2.5 years old)) evaluated patients with GACI, a severe manifestation of ENPP1 Deficiency. Patients were treated with INZ-701 for periods of three weeks to 22 months. Key results include:

•
Improved Survival: 80% of infants treated with INZ-701 survived beyond their first year, compared to a historical survival rate of approximately 50%.
•
Reduction in Arterial Calcifications: Substantial reductions or stabilization of arterial calcifications were observed in all surviving patients, including complete resolution in some instances. There was no evidence of progression of arterial calcification in any patient.
•
Improved Heart Function: Stabilization or improvement in left ventricular ejection fraction (LVEF) was noted in all surviving patients.
•
Reduced Risk of Rickets: No radiographic evidence of rickets was observed in patients evaluated beyond one year of age and at-risk of rickets development (n=3), supported by stabilization or increases in serum phosphate levels.

•
Favorable Safety Profile: INZ-701 was well-tolerated, with no new safety signals observed. Anti-drug antibodies (ADA) impacting pharmacokinetics (PK) and pharmacodynamics (PD) were only seen in three infants and were not seen in any patient initiating treatment after 1 year of age. Where measured, PPi and drug levels were substantially elevated post-dose in these infants, consistent with the clinical effects observed. ADA were not associated with adverse events in any patient.

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

In the fourth quarter of 2024, we opened the first site for the ENERGY 2 trial, an open label, single arm, pivotal trial of INZ-701 in infants with ENPP1 Deficiency, outside of the United States and patient recruitment is underway. The trial’s co-primary endpoints will be change in plasma PPi from baseline and survival. The trial is expected to enroll up to 12 infants between birth and up to 12 months of age. Primary endpoint data from this trial will be compared to a natural history control group with patients matched on covariates associated with mortality.

We have reached agreement with the PDCO on a Paediatric Investigational Plan for a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency. In September 2023, we opened the first site for the ENERGY 3 trial, a multicenter, randomized, open label trial, and in January 2025 completed enrollment with 27 patients between the ages of one and less than 13 years across sites globally. The trial is designed primarily to assess the efficacy and safety of INZ-701 in pediatric patients with ENPP1 Deficiency. Enrollment criteria for the trial includes a confirmed genetic diagnosis of ENPP1 Deficiency, radiographic evidence of skeletal abnormalities and low plasma PPi. Patients will be randomized in a 2:1 ratio to an INZ-701 arm or a control arm (which uses the conventional therapies, of oral phosphate and active vitamin D) for 52 weeks, followed by an open label extension period during which all patients may receive INZ-701. INZ-701 will be administered at a 2.4 mg/kg once weekly dose via subcutaneous injection.

The ENERGY 3 trial is a single, multicenter, clinical trial with differences in the statistical treatment of endpoints, based on guidance from the FDA and CHMP. In the United States, the primary endpoint is change in plasma PPi from baseline, and the secondary endpoints are Radiographic Global Impression of Change (“RGI-C”) score, Rickets Severity Score, Growth Z-score and pharmacokinetics. Based on recommendations from the FDA, the primary endpoint of change in plasma PPi should be supported by consistent trends in appropriate secondary endpoints and adequate overall scientific justification that plasma PPi is a clinically meaningful biomarker in patients with ENPP1 Deficiency. Based on the agreed Paediatric Investigational Plan with PDCO and CHMP advice, plasma PPi and RGI-C are co-primary endpoints in Europe, with a relaxed p-value of <0.2 for RGI-C. With 27 patients enrolled, the trial's 2:1 randomized design provides over 90% power to detect meaningful differences in RGI-C between the treatment and control groups.

In September 2023, we opened the first site for the ENERGY 3 trial. We completed enrollment in January 2025. We anticipate reporting topline data from the ENERGY 3 trial in the first quarter of 2026. Pending appropriate financial resources, we may conduct additional clinical trials of INZ-701 in adolescents and adults with ENPP1 Deficiency.

Basis for Planned Marketing Applications

Based on regulatory feedback from the FDA and EMA, positive data from the ongoing and planned clinical trials of INZ-701 in patients with ENPP1 Deficiency, including comprehensive data demonstrating clinical impact of plasma PPi, could provide the basis for our submission of marketing applications in both the United States and the European Union. These data will include final results from our Phase 1/2 clinical trial in adult patients with ENPP1 Deficiency, available results from our ongoing ENERGY 1 trial, available results from the ongoing pivotal ENERGY 2 trial in infants which we are conducting outside of the United States, and final results from the ongoing pivotal ENERGY 3 trial in pediatric patients.

If these marketing applications are approved, we expect to commercially launch INZ-701 for infant and pediatric patients as early as the first half of 2027.

Clinical Development of INZ-701 for ABCC6 Deficiency

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. The Phase 1/2 clinical trial of INZ-701 is an open-label multiple ascending dose trial, which enrolled 10 adult patients at sites in the United States and Europe. The trial primarily assessed the safety and tolerability of INZ-701 in adult patients with ABCC6 Deficiency, as well as characterized the pharmacokinetic and pharmacodynamic profile of INZ-701, including the evaluation of levels of plasma PPi and other biomarker levels. In the Phase 1 dose-escalation portion of the clinical trial, we assessed INZ-701 for 32 days at doses of 0.2 mg/kg, 0.6 mg/kg, and 1.8 mg/kg administered via subcutaneous injection, with three patients per dose cohort, which doses were selected based on preclinical studies and pharmacokinetic/pharmacodynamic modeling. Patients received a single dose and then began twice-weekly dosing one week later. The Phase 1 dose-escalation portion of the trial sought to identify a safe and tolerable dose that increased plasma PPi levels for further clinical development. The open-label Phase 2 extension portion of the trial assessed long-term safety, pharmacokinetics, and pharmacodynamics of continued treatment with INZ-701 for up to 48 weeks, where patients received doses of INZ-701 at home depending on site-specific protocols. Exploratory endpoints included evaluations of ectopic calcification, vascular and retinal function, patient reported outcomes, and exploratory biomarkers.

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

In September 2023, we reported positive interim safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. A dose-dependent response in plasma PPi levels was observed, with a sustained increase in the highest dose cohort to levels comparable to those observed in our study of healthy subjects. INZ-701 activity in a greater-than-dose proportional manner was observed, and drug accumulation as shown by a greater-than-dose proportional exposure suggests the potential for once weekly dosing. Clinical outcome measures were collected to provide evidence of clinical benefit and to inform the design of future trials in adults. All patients showed improvements on clinician-reported GIC scores and seven of the nine patients showed improvement from baseline on patient-reported GIC scores at the last follow-up. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events attributed to INZ-701. Seven of the 10 patients experienced adverse events related to INZ-701 (including mild injection site reactions (discoloration, erythema, induration, pain, or pruritus) occurring in seven of the 10 patients and other adverse events included erythema, fatigue, night sweats, and urticaria). All adverse events were mild to moderate in severity. One patient from the highest dose cohort (1.8 mg/kg) was withdrawn from the Phase 1 portion of the trial at day 18 due to a moderate adverse event (erythema/urticaria) related to INZ-701. One patient withdrew from the trial during the Phase 2 portion for personal reasons not related to an adverse event. INZ-701 exhibited a favorable immunogenicity profile with low titers of non-neutralizing ADAs observed in eight of the 10 patients. The ADA levels were transient in three out of eight patients.

In April 2024, we reported positive topline safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. Exploratory markers of clinical benefit were collected throughout the trial to provide evidence of the potential for disease modification with ongoing INZ-701 treatment. Reduction or stabilization of carotid intima-media thickness was observed across all dose cohorts (seven of eight evaluable patients), indicating a potential beneficial effect of INZ-701 on vascular pathology. Increased choroidal thickness was observed across all dose cohorts (seven of eight evaluable patients), which indicated a potential beneficial effect of INZ-701 on retinal disease. Four of six evaluable patients with Global Visual Function Questionnaire ("VFQ-25") scores below normal at baseline improved over 48 weeks. Improvement in visual function was greater in older patients. A correlation between improvements in VFQ-25 and increases in choroidal thickness was preserved after 48 weeks. All evaluable patients (nine of nine) showed improvement from baseline on C-GIC, and seven of nine evaluable patients showed improvement from baseline on P-GIC. The rapid increase in plasma PPi levels observed at the 1.8 mg/kg dose level (Cohort 3) was sustained to levels comparable to those observed in our study of healthy subjects (n=10). INZ-701 was generally well tolerated and exhibited a favorable safety profile, with no serious or severe AEs. All AEs were mild to moderate in severity. Time on study ranged from 45 to over 631 days, and total time on treatment across all cohorts corresponds to approximately 12+ patient-years. INZ-701 exhibited a favorable immunogenicity profile with low titers of ADAs not impacting drug exposure observed in eight of 10 patients. The ADA levels were transient in three of eight patients. Plasma PPi levels observed after INZ-701 administration are shown in the table below:

Mean Plasma PPi (nM) ± SEM
			Cohort 1 (0.2 mg/kg)	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1087±162	1326±67	1540±169
	2x/Week Dose	Day 11-32	1023±99	1119±48	1312±122
Phase 2	2x/Week Dose	Day 32-588	1018±73	931±87	1613±188

Cohort 1 n=2 post day 504; Cohort 2 n=3; Cohort 3 n=2 post day 84

The last patient’s last visit occurred in July 2024. All patients completing the extension phase have rolled over to the ADAPT trial.

As part of our recent strategic review, we are prioritizing activities to support the planned BLA filing for INZ-701 for our lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in our ADAPT long-term extension study, our expanded access program, or under investigator-sponsored INDs will continue to receive treatment. Any future trials in ABCC6 Deficiency will be postponed.

Clinical Development of INZ-701 for Calciphylaxis

In February 2024, we initiated SEAPORT 1, a Phase 1 clinical trial designed to assess safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in patients with ESKD receiving hemodialysis. Patients received 1.8 mg/kg of INZ-701 once weekly coinciding with their hemodialysis treatment for a total of 30 days. The trial’s primary endpoint assessed safety and change from baseline plasma PPi concentration, with secondary endpoints including pharmacokinetic and pharmacodynamic parameters. In June 2024, SEAPORT 1 was fully enrolled.

In October 2024, we announced positive interim data from SEAPORT 1. The interim data demonstrated that INZ-701 significantly increased PPi levels in ESKD patients receiving hemodialysis, with levels rising into the normal range by week three of the trial’s four-week dosing schedule. The largest changes occurred in patients with the lowest baseline PPi levels.

Timepoint	Mean PPi (nM) ± SEM (n=9)
Baseline-Day 3 pre-dose*	668±78
Day 10 pre-dose	876±231
Day 17 pre-dose	1270±240
Day 24 pre-dose	1582±240

*Baseline consists of three timepoints collected prior to the initiation of dosing

A prior study of healthy subjects (n=10) showed PPi levels between 1002 nM and 2169 nM.

The interim data demonstrated that INZ-701 also led to reductions in biomarkers of mineral metabolism, including serum phosphate and fibroblast growth factor-23, which are implicated in the pathogenesis of vascular calcification in ESKD. These findings suggest INZ-701 may mitigate the risk of pathologic calcification in these patients.

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

Finally, low titers of ADAs were detected in three of 11 patients at the end-of-study timepoint, approximately 30 days after the last dose. Two of these patients became ADA-negative by day 60 after the last dose. The presence of ADAs was not associated with any AEs.

We plan to present additional follow-up data, including characterization of genetic markers associated with PPi and adenosine metabolism, at a later date.

As part of our recent strategic review, we are prioritizing activities to support the planned BLA filing for INZ-701 for our lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in our ADAPT long-term extension study, our expanded access program, or under investigator-sponsored INDs will continue to receive treatment. Future trials in calciphylaxis will be postponed.

ADAPT Long-Term Safety Study in Patients with ENPP1 and ABCC6 Deficiencies

In June 2024, we initiated ADAPT, a multicenter, open-label, long-term safety trial of INZ-701 in patients with ENPP1 Deficiency or ABCC6 Deficiency who have received INZ-701 in an existing clinical trial and choose to continue dosing with INZ-701. Patients are eligible if they have completed the protocol-required safety and pharmacokinetic and pharmacodynamic and/or efficacy period(s) of a previous trial with INZ-701. Adult patients will receive once weekly subcutaneous doses of 1.8 mg/kg or a once weekly fixed dose of 150 mg; pediatric patients will receive once weekly subcutaneous doses of 2.4 mg/kg. Other outcome measures include evaluation of pharmacokinetic parameters and plasma PPi with long-term INZ-701 treatment. The ADAPT trial enrolled patients who have completed a Phase 1/2 trial in adults with ENPP1 and ABCC6 Deficiencies at the end of the fourth quarter of 2024.

Expanded Access Program

In February 2023, we dosed our first pediatric patient with ENPP1 Deficiency with INZ-701 under our expanded access program. Under this program, we can use INZ-701 outside of our clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options and when other criteria are met. Other criteria include, but are not limited to, lack of success from standard treatments, ineligibility for participation in any ongoing clinical trial of INZ-701 (including lack of access due to geographic limitations), and having a disease for which there is sufficient evidence of a projected benefit from the use of INZ-701. We expect that data collected from patients treated under our expanded access program will provide further support for the potential safety and clinical benefits of INZ-701.

ENPP1 Gene Therapy

Our future plans include developing new and innovative therapies to treat ENPP1 Deficiency. We believe we are well-positioned to do so because of our in-depth knowledge of the PPi-Adenosine Pathway. For example, we have identified a gene therapy construct having an optimized ENPP1-Fc sequence driven by a tissue specific promoter in our enzyme replacement therapy program that has shown restoration and sustained enzyme activity leading to an increase of plasma PPi levels in preclinical experiments without adverse effects. Our results to date encourage us to continue to optimize our gene therapy construct as a potential new modality to treat diseases of the PPi-Adenosine Pathway impacting the vasculature, soft tissue and skeleton, in furtherance of our mission to become leaders in the treatment of such diseases.

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

The results of this initial study are shown in the graph below:

In another study in asj/2j mice, we evaluated lower doses of an AAV vector containing a modified ENPP1-Fc driven by a tissue specific promoter at three different doses by a single intravenous injection for a period of ten weeks. These studies demonstrated increases in plasma PPi with corresponding prevention of calcification in various tissues, including the aorta, spleen and lung, as well as prevention of skeletal abnormalities such as rickets in the growth plate and ectopic calcification in the vertebrae as shown in the figures below. The vertebral phenotype in the asj/2j mice has similarities to OPLL where it is observed in ENPP1 deficient patients that have biallelic and monoallelic variants. These studies suggested that gene therapy is a potential therapeutic modality for ENPP1 Deficiency.

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

Manufacturing biologics is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. We have obtained from our third-party manufacturers a supply of INZ-701 that we believe is sufficient for our ongoing clinical trials of INZ-701 for ENPP1 Deficiency. However, we are continuing the process of scaling up our manufacturing processes and capabilities with our third-party manufacturers to support longer term clinical development. In addition, if we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer.

Commercialization

We retain worldwide exclusive development and commercialization rights to our pipeline and programs, including INZ-701. At this stage, we have not yet established our own commercial organization or distribution capabilities. We believe that we will be able to commercialize INZ-701, if approved, for ENPP1 Deficiency with a small, targeted, internal sales and commercial organization in the United States and other major markets. We may explore the use of a variety of types of collaboration, co-promotion, distribution and other marketing arrangements with one or more third parties to commercialize our product candidates in smaller markets outside the United States or for other situations in which a larger sales and marketing organization is required.

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

There are currently no approved therapies for the treatment of ENPP1 Deficiency. Currently available treatments are only seeking to minimize the manifestations of this disease. Although a number of companies generally are pursuing development of different enzyme replacement therapies or treatments for vascular calcification disorders and many other companies are focused on rare disease markets, we are not aware of any product candidate currently in clinical development for ENPP1 Deficiency. DS-1211b, a tissue-nonspecific alkaline phosphatase inhibitor, is currently in Phase 2 clinical development for PXE by Daiichi Sankyo Company.

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

Pursuant to the license agreement, as partial upfront consideration, we paid to Yale approximately $0.1 million which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. We are responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of December 31, 2024, we have incurred a total of $0.5 million in license maintenance fees to Yale. We are required to pay Yale $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, we paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, we paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. In March 2024, we incurred and paid a $0.5 million milestone payment following completion of dosing of the first patient in our pivotal clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency. In addition, we are required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, we are required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products, which may be subject to reductions. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. Such minimum royalty payment amounts are summed for each year after the first sale of both a therapeutic or prophylactic licensed product and a diagnostic licensed product has occurred. We must also pay Yale a percentage in the twenties of certain types of income we receive from sublicensees. We are also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by us to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement made by us against Yale if Yale prevails in such challenge.

We have also agreed to pay for ENPP research support from Yale pursuant to a sponsored research agreement that we entered into with Yale in January 2017 and amended in February 2019, February 2022, May 2022, May 2023, January 2024, and December 2024. Under the sponsored research agreement, as amended, we agreed to pay Yale an aggregate of $3.4 million over nine years, ending in December 2025. The research was performed by and under the supervision and direction of Professor Braddock.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions with respect to these programs. As of March 10, 2025, we owned or possessed exclusive rights to 25 issued U.S. patents, three pending U.S. provisional patent applications, 18 pending U.S. non-provisional patent applications, 36 issued foreign patents (including seven issued European patents), 180 pending foreign patent applications, and one pending Patent Cooperation Treaty application.

In addition, as of March 10, 2025, we owned two allowed U.S. trademark applications, one pending foreign trademark application, and 13 foreign registered trademarks.

INZ-701

The intellectual property portfolio for INZ-701, our most advanced program, as of March 10, 2025, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Currently, our patent protection includes patents and patent applications that we have exclusively licensed under our license agreement with Yale. This licensed patent portfolio includes:

•
A patent family that includes seven issued U.S. patents relating to: (1) reducing and/or preventing progression of pathologic calcification, (2) reducing or preventing ectopic calcification of soft tissue, (3) reducing or preventing pathologic ossification, (4) treating, reversing or preventing progression of ossification of the posterior longitudinal ligament, (5) treating aging-related hardening of arteries (6) reducing or preventing progression of chronic kidney disease, end-stage renal disease, calcific uremic arteriolopathy, and calciphylaxis, and (7) reducing pathologic calcification of vascular tissue in a human subject in need thereof having reduced ENPP1 activity or a loss of function mutation in the gene encoding ENPP1. All such methods of treatment involve administration of soluble ENPP1 that lacks a bone targeting domain. These U.S. patents are expected to expire in 2034, absent any term adjustments or extensions. Corresponding foreign applications have been filed and are pending in Europe, and Japan. One patent has been granted in each of Europe and Hong Kong; three patents have been granted in Japan.
•
A patent family that includes two issued U.S. patents covering certain compositions that contain ENPP1, including INZ-701. This U.S. patent is expected to expire in 2036, absent any term adjustments or extensions. Corresponding foreign applications have been filed and are pending in Europe, Japan, Australia, Canada, Brazil, South Korea, Mexico, New Zealand, and Russia. One patent has been granted in each Australia, Europe, Hong Kong, India, Mexico, and Russia; two patents have been granted in Japan.

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
•
A patent family that includes one U.S. reissue patent and one European granted patent relate to the therapeutic use of ENPP1 to treat PXE. The U.S. patent is expected to expire in 2035, absent any term adjustments or extensions, and the European patent is expected to expire in 2035. Corresponding foreign applications are pending in Brazil, Canada, Europe, Japan, S. Korea, Russia and Mexico.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union ("EU"), extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a significant impact on our business.

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
•
preparation and submission to the FDA of a BLA for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
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
•
payment of user application and program fees pursuant to the Prescription Drug User Free Act ("PDUFA");
•
FDA review and approval of a BLA licensing a biologic product for marketing for particular indications in the U.S.; and

•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy ("REMS"), and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical Studies

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the U.S. Department of Agriculture's Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and PHSA that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data monitoring committee ("DMC"). This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DMC has access. Suspension or termination of development during any phase of a clinical trial can occur if the DMC determines that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act ("FDORA") Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. Unlike most guidance documents issued by the FDA, the diversity action plan guidance, when finalized, will have the force of the law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The PHSA grants the Secretary of Health and Human Services (“HHS”) the authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. As of December 19, 2024, the FDA has issued six notices of non-compliance, signaling the government’s willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

Interactions with FDA During the Clinical Development Program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. A development safety update report (“DSUR”) detailing the results of clinical trials must be submitted annually within 60 days of the anniversary dates that the IND went into effect and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other trials or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

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

At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether a BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

Submission and Filing of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2025 is $4.3 million for an application requiring clinical data. The sponsor of a licensed BLA is also subject to an annual program fee, which for federal fiscal year 2025 is $403,889. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors. While the costs associated with review of an application are typically covered by the PDUFA user fee program, other activities, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes, may impact the FDA’s review and approval of marketing applications. Average review times at the agency have fluctuated in recent years, as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities. In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND and GCP requirements and the integrity of the clinical data submitted to the FDA. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspections of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to the FDA as well as other persons holding study records or involved in the study process.

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the NDA or BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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

In the event that a sponsor wishes to make a change to a product that has been approved under a BLA, the sponsor must submit a supplemental application to the FDA. Such changes may include a revision of the labeling for the approved product, the addition of a new indication, a change in the dosage, strength or formulation of the product, or a modification of the manner in which the biologic is manufactured. Under the timelines established pursuant to PDUFA, the standard review time for a supplement to a BLA is generally 10 months from receipt of the application by the FDA.

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
•
Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require that a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed); and use expedited procedures to withdraw accelerated approval of an NDA or BLA if certain conditions are not met, including where the confirmatory trial fails to verify the product’s clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the Commissioner’s designee and a written appeal, among other things. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) and its implementing regulations, as well as the Drug Supply Chain Security Act (“DSCSA”), which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

In September 2021, the Court of Appeals for the 11th Circuit in Catalyst Pharms, Inc. v. Becerra (“Catalyst”) held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of the Catalyst court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug is approved. More recently however, on February 14, 2025, a federal district court in Washington, D.C. fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.

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

An application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for regulatory exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. There have been recent government proposals to reduce the 12-year reference product regulatory exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be "unfair" under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC's evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and

HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business. There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect over the next several years. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Plaintiffs' lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test (“LDT”). However, FDA issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this LDT final rule could potentially be affected by the Executive Order, Regulatory Freeze Pending Review, issued by President Trump on January 20, 2025 and/or the anticipated change in leadership at FDA under the new administration. Further, while the final regulation is set to take effect on May 6, 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court. That court held a hearing on this matter on February 19, 2025, and is expected to issue a ruling soon.

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

As of January 31, 2025, all clinical trials (including those which are ongoing) are subject to the provisions of the CTR. The failure to transition ongoing clinical trials to the Clinical Trials Regulation can result in corrective measures under Article 77 of the Clinical Trials Regulation, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU Member States.

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

Conditional Marketing Authorization

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

Exceptional Circumstances

A MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is similar to the conditional MA, as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the

MA, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European

Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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

As of January 1, 2025, the MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines.

As of January 1, 2024, a new international recognition procedure (“IRP”) applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RR notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a positive end of procedure outcome is an RR authorisation for the purposes of IRP.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. During the first Trump Administration, Congress and the administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders (e.g., EO 14009, Strengthening Medicaid and the Affordable Care Act, and EO 14070, Continuing to Strengthen Americans’ Access to Affordable, Quality Health Coverage) that were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several United States congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program ("SIP") to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America (“PhRMA”), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Several states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. On January 5, 2023, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards.

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). In addition, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The IRA permits the Secretary of the Department of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

The IRA includes a provision, known as the orphan drug exclusion, that excludes from price negotiations those orphan drugs that have been designated for only one rare disease or condition and for which the only approved indication (or indications) is for such disease or condition. Thus, as CMS stated in final guidance in July 2023, a drug or biologic that is designated for more than one rare disease or condition will not qualify for the orphan drug exclusion, even if it is not approved for any indications for the additional diseases or conditions. Further, CMS will only consider active designations/approvals when evaluating a drug or biologic for the orphan drug exclusion. CMS has also clarified that, if a drug loses its orphan drug status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.

In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions and the prices will become effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions. There has been uncertainty about the extent to which the new administration would support the price negotiation program. Following the change in administrations, CMS issued a public statement on January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require pharmaceutical manufacturers and other entities in the supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Human Capital

As of December 31, 2024, we had 67 employees, including a total of 21 employees with M.D. or Ph.D. degrees. Of these full-time employees, 48 are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

In connection with our recent strategic review, we implemented a workforce reduction of approximately 25% of our employees in the first quarter of 2025.

Our future success is dependent on attracting, motivating and retaining a talented group of employees. We aim to create an inclusive and empowering work environment with different experiences, perspectives and backgrounds. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, consultants, advisors and directors through the granting of stock-based compensation awards and cash-based performance bonus awards, as applicable. We provide a comprehensive benefits package to help employees manage their health, well-being, finances, and life outside of work, including health insurance, dental and vision insurance, life insurance, accidental death and dismemberment issuance, short-term and long-term disability insurance, paid sick leave, a 401(k) plan, an employee stock purchase plan, a flexible spending account program, and paid vacation time. We value the health, safety, and wellbeing of our employees and their families.

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

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $102.0 million for the year ended December 31, 2024 and $71.2 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $388.0 million. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from sales of convertible preferred stock, offerings of common stock and pre-funded warrants and borrowings under our loan and security agreement with K2 HealthVentures LLC (the “Loan Agreement"). We have devoted substantially all of our financial resources and efforts to pursuing research and development of our product candidates. We are currently conducting clinical development of our lead product candidate, INZ-701, and have initiated Phase 1/2 clinical trials of adults with ENPP1 Deficiency and ABCC6 Deficiency, a Phase 1b ENERGY 1 clinical trial of infants with ENPP1 Deficiency, a pivotal ENERGY 3 clinical trial in pediatric patients with ENPP1 Deficiency, a Phase 1 clinical trial of patients with end-stage kidney disease ("ESKD") receiving hemodialysis, and an ADAPT long-term safety study in patients with ENPP1 and ABCC6 Deficiencies who have received INZ-701.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing open label long-term safety trial of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency, our ongoing pivotal clinical trial of INZ-701 in infants, our ongoing pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency, and our ongoing Phase 1 clinical trial of INZ-701 in patients with ESKD receiving hemodialysis;
•
prepare for, initiate, and conduct our planned clinical trials of INZ-701 for patients with ENPP1 Deficiency;
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

We are still in the early stages of clinical development of our first product candidate, INZ-701, and expect that it will be a number of years, if ever, before we have a product candidate ready for commercialization. We have no products that are approved for commercial sale and may never be able to develop marketable products. To become and remain profitable, we must succeed in completing development of, obtaining marketing approval for and eventually commercializing, one or more products that generates significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing clinical development of INZ-701 for ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis, completing research, preclinical testing, and clinical development of INZ-701 for additional indications or of other product candidates, scaling up our manufacturing processes and capabilities to support clinical trials of INZ-701 or of other product candidates we develop, obtaining marketing approval for INZ-701 or any other product candidates, and manufacturing, marketing and selling any products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. For example, we have determined to prioritize activities to support the planned Biologics License Application ("BLA") filing for INZ-701 for our lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in our ADAPT long-term extension study, our expanded access program, or under investigator-sponsored INDs will continue to receive treatment, but any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.

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

We have no products that are approved for commercial sale and may never be able to develop marketable products. Our business currently depends heavily on the successful development, marketing approval and commercialization of INZ-701. We expect that a substantial portion of our efforts and expenditures for the foreseeable future will be devoted to advancing INZ-701. We cannot be certain that INZ-701 will achieve success in ongoing or future clinical trials, receive marketing approval or be successfully commercialized. For example, we have determined to prioritize activities to support the planned BLA filing for INZ-701 for our lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in our ADAPT long-term extension study, our expanded access program, or under investigator-sponsored INDs will continue to receive treatment, but any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.

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

We expect our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we conduct our ongoing clinical trials of INZ-701 for ENPP1 Deficiency and ABCC6 Deficiency and calciphylaxis and initiate our planned clinical trials of INZ-701 for ENPP1 Deficiency, continue research and development and initiate additional clinical trials of, and seek marketing approval for, INZ-701 and any other product candidates we develop. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

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

As of December 31, 2024, we had cash, cash equivalents, and short-term investments of approximately $113.1 million, and we had $45.0 million of outstanding principal indebtedness under our Loan Agreement. We believe that our cash, cash equivalents, and short-term investments as of December 31, 2024, along with the anticipated cost savings from our recent strategic prioritization, will enable us to fund our operating expenses and capital expenditures into the first quarter of 2026. Since our cash, cash equivalents and short-term investments as of December 31, 2024 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Going Concern” in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. We will not generate commercial revenues unless and until we can achieve sales of products, which we do not anticipate for a number of years, if at all. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise additional funds may be adversely impacted by general economic conditions, both inside and outside the U.S., including disruptions to, and instability and volatility in, the credit and financial markets in the U.S. and worldwide, heightened inflation, interest rate and currency rate fluctuations, and economic slowdown or recession as well as concerns related to health epidemics, and geopolitical events, including civil or political unrest. In addition, market instability and volatility, high levels of inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. Alternatively, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act (the "TCJA"), as amended by the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") significantly reformed the Internal Revenue Code of 1986, as amended ("the Code"). The TCJA, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and the limitation of the deduction for net operating losses ("NOLs") to 80% of current-year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the TCJA requires corporations to capitalize and amortize research and development expenditures over five years for domestic expenditures and fifteen years for foreign expenditures.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future. As a result, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2024, we had federal and state NOL carryforwards of $201.3 million and $167.9 million, respectively, and federal and state research and development tax credit carryforwards totaling $28.1 million.

In general, under Sections 382 and 383 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future (which may be outside our control). As a result, if and to the extent we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

Risks Related to Research and Development of our Product Candidates

We are early in our clinical development efforts. If we are unable to commercialize INZ-701 or experience significant delays in doing so, our business will be materially harmed.

We are early in our clinical development efforts and have recently determined to prioritize activities to support the planned BLA filing for INZ-701 for our lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in our ADAPT long-term extension study, our expanded access program, or under investigator-sponsored INDs will continue to receive treatment. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates that we develop, including:

•
regulators or institutional review boards ("IRBs"), may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or at all;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act ("FDORA"), Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of the diversity action plans are specified in FDA guidance. In January 2025, in response to an Executive Order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. This action raises questions about the applicability of statutory obligations to submit diversity action plans and the agency’s current thinking on best practices for clinical development.

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

There are currently no therapies approved to treat ENPP1 or ABCC6 Deficiencies or calciphylaxis, and there may be no therapies approved to treat the underlying causes of other diseases that we attempt to address or may address in the future. As a result, the design and conduct of clinical trials of product candidates for the treatment of these diseases may take longer, be more costly or be less effective as a result of the novelty of development in these diseases. In some cases, we may use new or novel endpoints or methodologies, such as change in plasma PPi, which we are evaluating in our Phase 1/2 clinical trials of INZ-701 in adults with ENPP1 Deficiency and ABCC6 Deficiency, our ENERGY 3 trial of INZ-701, and our ENERGY 2 trial of INZ-701, and regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results. Any such regulatory authority may require evaluation of additional or different clinical endpoints in our clinical trials or ultimately determine that these clinical endpoints do not support marketing approval. For example, based on recommendations from the FDA, the sole primary endpoint of changes in plasma PPi in our ENERGY 3 trial of INZ-701 in the United States should be supported by consistent trends in appropriate secondary endpoints. In addition, if we are required to use additional or different clinical endpoints by regulatory authorities, INZ-701 may not achieve or meet such clinical endpoints in our clinical trials.

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
•
the cost to, or lack of adequate compensation for, prospective patients; and
•
the impact of any health epidemic.

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

From time to time, we may publish interim topline or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues or more participant data become available. For example, the interim biomarker, safety, pharmacokinetic, pharmacodynamic, and/or exploratory efficacy data that we have disclosed in connection with our ongoing Phase 1/2 clinical trials of INZ-701 in adults with ENPP1 and ABCC6 Deficiencies, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency and our ongoing Phase 1 clinical trial of INZ-701 in patients with ESKD receiving hemodialysis may not be indicative of the full results of those trials obtained upon completion. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We are conducting clinical trials of INZ-701 outside the United States, including our ongoing Phase 1/2 clinical trial of INZ-701 for adults with ENPP1 Deficiency in Europe and Canada, our ongoing Phase 1/2 clinical trial of INZ-701 for adults with ABCC6 Deficiency in Europe, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency in Europe, and our ongoing global pivotal ENERGY 3 trial, and we expect to conduct clinical trials at other sites outside the United States in the future. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the U.S. population and U.S. medical practice; (2) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (3) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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

The regulatory requirements that will govern any novel gene therapy product candidates we develop are not entirely clear and may change. Within the broader genetic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research ("CBER") to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee ("IBC"), a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the National Institutes of Health, or NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. The same applies in the European Union. The EMA’s Committee for Advanced Therapies ("CAT") is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidates we may develop, but that remains uncertain at this point.

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

We believe that we will be able to commercialize INZ-701, if approved, for ENPP1 Deficiency with a small, targeted, internal sales and commercial organization in the United States and other major markets. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In general, the cost of establishing and maintaining a sales and marketing organization may exceed the cost-effectiveness of doing so.

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

Because there are currently no products approved for the treatment of our target indications, such as ENPP1 and ABCC6 Deficiencies and calciphylaxis, the pricing and reimbursement of our product candidates, if approved, is uncertain, but must be adequate to support commercial infrastructure. In addition, while we are pursuing additional diseases of the PPi-Adenosine Pathway, including those without a clear genetic basis, such as calciphylaxis or calcifications as a result of ESKD, we may not receive approval for such indications or such indications may not expand the target population for INZ-701 in an amount sufficient to achieve profitability. Furthermore, if we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

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

We may need to obtain additional product liability insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

We or our third-party manufacturers may encounter shortages in the raw materials or active pharmaceutical ingredients necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or active pharmaceutical ingredients, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients by our competitors or others. The failure of us or our third-party manufacturers to obtain the raw materials or active pharmaceutical ingredients necessary to manufacture sufficient quantities of our product candidates may have a material adverse effect on our business.

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

Manufacturing biologic products, such as INZ-701, is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. The manufacture of biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the product process. We have not yet scaled up the manufacturing process for any of our product candidates for potential commercialization. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could harm our results of operations and cause potential reputational damage. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If any of our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement or be unable to reach agreement with an alternative manufacturer. In addition, a health epidemic, may impact our ability to procure sufficient supplies for the development of our product candidates.

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

Our set of arrangements with Yale provide us with access to certain of Yale’s intellectual property and to Professor Demetrios Braddock’s laboratory in a manner that we believe closely aligns our scientific interests with those of Yale. We are a party to both a license agreement and a sponsored research agreement with Yale. While Yale has contractual obligations to us, it is an independent entity and is not under our control or the control of our officers or directors. The license agreement is structured to provide Yale with license maintenance fees, development and regulatory milestone payments, royalties on net sales of products, and a portion of sublicense income that we receive. Upon the scheduled expiration of the Yale sponsored research agreement in December 2025, we may not be able to renew the research agreement or any renewal could be on terms less favorable to us than those contained in the existing agreement. Furthermore, either we or Yale may terminate the sponsored research agreement for convenience following a specified notice period. If Yale decides to not renew or to terminate the Yale sponsored research agreement or decides to devote fewer resources to such activities, our research efforts would be diminished, while our royalty obligations to Yale would continue unmodified.

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

Our owned or licensed patent estate includes patent applications, many of which are at an early stage of prosecution. The coverage claimed in a patent application can be significantly narrowed before the patent is issued, and its scope can be reinterpreted after issuance. Even if our owned or in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our management and employees, even if the eventual outcome is favorable to us. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Furthermore, our competitors may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing technology and products similar or identical to any of our technology and product candidates.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA"), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA") which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product.

In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws which address pharmacy practices involving biosimilar products.

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

In addition, foreign regulatory authorities may change their approval policies relating to regulatory exclusivity and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published in April 2023 and the European Parliament requested several amendments in April 2024. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council, and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court and Federal Appeals Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained, including unexpired patents issued prior to such rulings. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

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
•
the U.S. Supreme Court, other federal courts, Congress, the USPTO or similar foreign authorities may change the standards of patentability, validity and enforcement, and any such changes could narrow or invalidate, change the scope of, or render unenforceable our or our licensors’ patents;
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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market products may be threatened by the results of ongoing litigation challenging the FDA’s approval of another company’s drug, mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a product which was originally approved in 2000 and whose distribution is governed by various measures adopted under risk evaluation and mitigation strategy ("REMS"). The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. In October 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging FDA’s actions. In January 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure (“IRP”) will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators (“RRs”). The RRs notably include EMA and regulators in the EU/European Economic Area (“EEA”) member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

Further, if the FDA determines that a product candidate intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of 10 months.

In September 2020, we received fast track designation from the FDA for INZ-701 for the treatment of ENPP1 Deficiency, in July 2024, we received fast track designation from the FDA for INZ-701 for the treatment of ABCC6 Deficiency, and in January 2025, we received fast track designation from the FDA for INZ-701 for the treatment of calciphylaxis. We may seek other designations for that and other product candidates. The FDA has broad discretion with respect to whether or not to grant fast track designation, breakthrough therapy designation and/or priority review designation to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a fast track designation, breakthrough therapy designation or priority review designation does not necessarily mean a faster regulatory review process, review or approval compared to conventional FDA procedures, or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

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

With the passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Moreover, FDORA established expedited procedures authorizing the FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.”

In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The agency indicated that, although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s latest thinking on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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

The Rare Pediatric Disease Priority Review Voucher program was not reauthorized by Congress in 2024 and expired on December 31, 2024. Thus, under the current statutory sunset provisions, FDA may only award PRVs for approved rare pediatric disease product applications if sponsors had rare pediatric disease designation for the drug or biologic granted by September 30, 2024. The FDA may not award any rare pediatric disease PRVs after September 30, 2026. In September 2020, we received rare pediatric disease designation from the FDA for INZ-701 for the treatment of ENPP1 Deficiency. However, the FDA may determine that a BLA for INZ-701 or one or more of our other product candidates does not meet the eligibility criteria for a PRV upon approval. Moreover, if we do not obtain approval of our BLA for INZ-701 by September 30, 2026, and if the program is not further extended by Congressional action, we will not receive a PRV.

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

We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. While this guidance only applies to communications about unapproved uses of approved products, it may be helpful in understanding the FDA’s approach to communications about unapproved products.

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
•
the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures; and
•
similar healthcare laws and regulations in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation ("GDPR"), which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Union (including health data).

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America ("PhRMA"), but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada and a few states have passed legislation establishing workgroups to examine the impact of a state importation program. Several states have submitted Section 804 Importation Program proposals to the FDA. In January 2024, the FDA approved Florida's plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective in January 2026. In January 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. While there had been some questions about the Trump Administration’s position on this program, CMS issued a public statement in January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 2027.

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

On June 6, 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA's Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce, Bristol Myers Squibb Company, the PhRMA, Astellas, Novo Nordisk, Janssen Pharmaceuticals, Novartis, AstraZeneca, and Boehringer Ingelheim, also filed lawsuits in various courts with similar constitutional claims against the HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription product and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners, and ultimately the marketing and distribution of our products.

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

As of March 3, 2025, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, owned shares representing approximately 49% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We currently have on file with the SEC a universal shelf registration statement on Form S-3 which allows us to offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, debt securities, depositary shares, subscription rights, warrants or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In addition, we have also entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock under a registration statement with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program. To date, we have sold $31.8 million of securities pursuant to the Open Market Sale Agreement.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). We will remain an EGC until December 31, 2025, although we would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Our Vice President of Information Technology leads the operational oversight of company-wide cybersecurity strategy, policy, standards, and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The Vice President of Information Technology has over 25 years of experience working with life science companies and venture capital firms in the information technology field, a certificate from HarvardX (Cybersecurity: Managing Risk), and an active membership in Health-ISAC.

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

Holders of Our Common Stock

As of March 3, 2025, there were approximately 26 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), during the 12 months ended December 31, 2024.

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

We are initially focused on developing a novel therapy for diseases characterized by pathologic mineralization and intimal proliferation, including ENPP1 Deficiency and ABCC6 Deficiency as well as calciphylaxis. As part of our recent strategic review, we are prioritizing activities to support the planned Biologics License Application ("BLA") filing for INZ-701 for our lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in our ADAPT long-term extension study, our expanded access program, or under investigator-sponsored INDs will continue to receive treatment. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.

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

Our lead product candidate, INZ-701, is a soluble, recombinant, or genetically engineered, ENPP1 fusion protein that is designed to increase PPi and adenosine, to enable the potential treatment of multiple diseases caused by deficiencies in these molecules. By targeting the PPi-Adenosine Pathway, INZ-701 aims to correct pathologic mineralization and intimal proliferation, addressing the significant morbidity and mortality in these devastating diseases. We have generated robust proof of concept data in preclinical models of ENPP1 Deficiency, ABCC6 Deficiency and, in support of our calciphylaxis program, chronic kidney disease demonstrating that INZ-701 prevented pathologic mineralization and skeletal abnormalities, led to improvements in overall health and survival, and prevented intimal proliferation.

We are currently conducting clinical trials of INZ-701 for the treatment of ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis. The U.S. Food and Drug Administration ("FDA") has granted Orphan Drug Designation and the European Medicines Agency ("EMA") has granted Orphan Designation to INZ-701 for the treatment of ENPP1 Deficiency and ABCC6 Deficiency. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency, for the treatment of ABCC6 Deficiency and for the treatment of calciphylaxis, and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency.

In November 2021, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency. In February and September 2023, we reported positive interim pharmacokinetic, pharmacodynamic, safety, and exploratory efficacy data from this trial. In April 2024, we reported positive topline safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial.

In April 2022, we initiated our Phase 1/2 clinical trial of INZ-701 in adult patients with ABCC6 Deficiency. In February and September 2023, we reported positive interim safety, pharmacodynamic, pharmacokinetic, and exploratory efficacy data from this trial. In April 2024, we reported positive topline safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial.

In February 2023, we dosed our first pediatric patient with ENPP1 Deficiency with INZ-701 under our expanded access program. Under this program, we can use INZ-701 outside of our clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options and when other criteria are met.

In June 2023, we dosed the first infant patient in our Phase 1b, single arm, open-label clinical trial of INZ-701 (the "ENERGY 1 trial") designed primarily to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency. In January 2025, we announced positive interim results in infants and young children with ENPP1 Deficiency from the ENERGY 1 trial and our expanded access program which showed improvements from baseline in multiple measures of disease, including survival, heart function, and stabilization or reduction in ectopic calcification and hypophosphatemia, with no radiographic evidence of rickets.

In September 2023, we opened the first site for our pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency (the "ENERGY 3 trial"). In January 2025, we completed enrollment with 27 patients between the ages of one and less than 13 years across multiple sites globally. We anticipate reporting topline data from the ENERGY 3 trial in the first quarter of 2026.

In February 2024, we initiated SEAPORT 1, a Phase 1 clinical trial designed to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in patients with ESKD receiving hemodialysis. Patients received 1.8 mg/kg of INZ-701 once weekly coinciding with their hemodialysis treatment for a total of 30 days. The trial's primary endpoint assessed safety and change from baseline plasma PPi concentration, with secondary endpoints including pharmacokinetic and pharmacodynamic parameters. In October 2024, we announced positive interim data from SEAPORT 1. The interim data demonstrated that INZ-701 significantly increased PPi levels in ESKD patients receiving hemodialysis, with levels rising into the normal range by week three of the trial’s four-week dosing schedule.

In June 2024, we initiated ADAPT, a multicenter, open-label, long-term safety trial of INZ-701 in patients with ENPP1 Deficiency or ABCC6 Deficiency who have received INZ-701 in an existing clinical trial and choose to continue dosing for the potential treatment of their condition. ADAPT enrolled patients who have completed a Phase 1/2 trial in adults with ENPP1 and ABCC6 Deficiencies at the end of the fourth quarter of 2024.

In the fourth quarter of 2024, we opened the first site for the ENERGY 2 trial, an open label, single arm, pivotal trial of INZ-701 in infants with ENPP1 Deficiency, outside of the United States and patient recruitment is underway. The trial’s co-primary endpoints will be change in plasma PPi from baseline and survival. The trial is expected to enroll up to 12 infants between birth and up to 12 months of age. Primary endpoint data from this trial will be compared to a natural history control group with patients matched on covariates associated with mortality.

Subject to successfully completing clinical development of INZ-701 in ENPP1 Deficiency, we plan to seek marketing approvals for INZ-701 on a worldwide basis. Beyond our development focus on INZ-701, we believe that our therapeutic approach has the potential to benefit patients suffering from additional diseases linked to the PPi-Adenosine Pathway.

Executive Summary

During the three months ended December 31, 2024, we continued to advance our ongoing clinical trials of INZ-701 in patients with ENPP1 and ABCC6 Deficiencies. Key highlights and accomplishments during the year ended December 31, 2024 through March 10, 2025, as well as upcoming anticipated milestones, include:

Key Highlights

•
In January 2025, we received fast track designation from the FDA for INZ-701 for the treatment of calciphylaxis.
•
In January 2025, we announced completion of enrollment in the ENERGY 3 pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency. We expect topline data to follow in the first quarter of 2026 from the ENERGY 3 pivotal trial.
•
In January 2025, we announced positive interim data for INZ-701 in infants and young children with ENPP1 Deficiency.
•
In January 2025, we announced regulatory guidance from the FDA and EMA supporting further clinical development of INZ-701 in children with ABCC6 Deficiency.
•
In October 2024, we announced positive interim data from our ongoing Phase 1 SEAPORT 1 Trial of INZ-701 in patients with ESKD receiving hemodialysis.

•
In October 2024, we announced the appointment of Erik Harris to our Board of Directors. Mr. Harris, who currently serves as Chief Commercial Officer and Executive Vice President at Ultragenyx Pharmaceutical Inc., brings over 20 years of commercial expertise within the biopharmaceutical industry.

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

Since inception, we have incurred significant operating losses. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of INZ-701 or one or more of our future product candidates and programs. Our net losses were $102.0 million and $71.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $388.0 million.

Our total operating expenses were $104.0 million and $75.6 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur significant operating expenses for the foreseeable future. In addition, if we obtain marketing approval for INZ-701 or any other product candidate we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. We have incurred and expect to continue to incur additional costs associated with operating as a public company.

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $113.1 million, which along with the anticipated cost savings from our recent strategic prioritization, we believe will enable us to fund our operating expenses and capital expenditures into the first quarter of 2026. Since our cash, cash equivalents and short-term investments as of December 31, 2024 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Going Concern,” in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

On July 27, 2023, we entered into an underwriting agreement with BofA Securities, Inc., Cowen and Company,
LLC and Piper Sandler & Co., as representatives of the several underwriters named therein , relating to an underwritten public offering of 14,375,000 shares of our common stock, which included 1,875,000 shares issued upon the exercise in full by the underwriters of their option to purchase additional shares (the "July 2023 Shares"). The closing of the offering took place on August 1, 2023. The offering price of the July 2023 Shares was $4.80 per share. Net proceeds from the sale and issuance of the July 2023 Shares were approximately $64.4 million, after deducting underwriting discounts and commissions and offering expenses.

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

On August 6, 2024, in anticipation of the expiration of the 2021 Registration Statement, we filed a prospectus supplement (the “2024 Prospectus Supplement”) under the 2023 Registration Statement to register the offer and sale of the outstanding shares that could be sold under the At-the-Market Offering Program, which prospectus supplement superseded and replaced the sales agreement prospectus, dated August 23, 2021, under the 2021 Registration Statement. As of December 31, 2023,
we had sold 3,553,995 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million. As of the date of filing of the 2024 Prospectus Supplement, we had issued and sold 4,364,440 shares of common stock pursuant to the Open Market Sale Agreement for aggregate gross proceeds of approximately $26.2 million. Under the
2024 Prospectus Supplement, we may sell the shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $23.8 million. For the year ended December 31, 2024 we sold 2,100,903 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $10.5 million. Under the 2024 Prospectus Supplement, we may sell the shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $17.2 million.

To continue to finance our operations, we will need to raise additional capital, which cannot be assured. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing open label long-term safety trial of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency, our ongoing pivotal clinical trial of INZ-701 in infants, our ongoing pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency, and our ongoing Phase 1 clinical trial of INZ-701 in patients with ESKD receiving hemodialysis;
•
prepare for, initiate, and conduct our planned clinical trials of INZ-701 for patients with ENPP1;
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

We are currently conducting our Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 Deficiency and ABCC6 Deficiency, our Phase 1b ENERGY 1 trial for infants with ENPP1 Deficiency, our pivotal ENERGY 3 trial of INZ-701 for pediatric patients with ENPP1 Deficiency, our Phase 1 SEAPORT 1 clinical trial of INZ-701 for patients with ESKD receiving hemodialysis, and our ongoing open label-long term safety trial ADAPT of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result of our recent strategic review and prioritization of activities in our ENPP1 Deficiency program, we expect that our research and development expenses will remain consistent in 2025 as compared to 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel, and stock-based compensation expense for personnel in executive, finance, and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax, and audit services, and an allocation of facilities and information technology infrastructure costs. We incur, and anticipate that we will continue to incur, costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance and tax-related services related to maintaining compliance with requirements of Nasdaq and the SEC; director and officer insurance costs; and investor and public relations costs. As a result of our strategic review and prioritization of activities in our ENPP1 Deficiency program, we expect that our general and administrative expenses will remain consistent in 2025 as compared to 2024.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Increase (Decrease)
Operating expenses:
Research and development	$83,231	$54,847	$28,384
General and administrative	20,799	$20,798	1
Total operating expenses	104,030	75,645	28,385
Loss from operations	(104,030)	(75,645)	28,385
Other income (expense):
Interest income	7,666	7,837	(171)
Interest expense	(5,558)	(3,333)	2,225
Other expense, net	(102)	(28)	74
Other income, net	2,006	4,476	(2,470)
Net loss	$(102,024)	$(71,169)	$30,855

Research and Development Expense

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Increase

INZ-701-related research and development expense	$58,516	$33,564	$24,952
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	21,448	17,563	3,885
Facilities and administrative expense	3,267	3,720	(453)
Total	$83,231	$54,847	$28,384

Research and development expense increased $28.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to increases of $25.0 million in INZ-701-related research and development expense and $3.9 million in personnel-related costs, including stock-based compensation expense, offset by a $0.5 million decrease in facilities and administrative expense.

INZ-701-related research and development expense increased $25.0 million primarily due to a $10.1 million increase in chemistry, manufacturing, and controls expense to support our ongoing clinical trials and prepare for potential commercialization and a $14.9 million increase in clinical development and related consulting costs to support our ongoing clinical trials.

Personnel-related expense, including stock-based compensation expense, increased $3.9 million primarily due to increased headcount needed to support our ongoing clinical trials, offset by a $0.5 million decrease in facilities and administrative expense.

General and Administrative Expense

General and administrative expense remained relatively consistent for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Interest Income

Interest income remained relatively consistent for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Interest Expense

Interest expense increased $2.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to additional borrowings in 2023 under our Loan Agreement.

Other Expense, net

Other expense, net remained relatively consistent for the year ended December 31, 2024 compared to the year ended December 31, 2023.

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

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021 (the "2021 Registration Statement"). Under the 2021 Registration Statement, we could offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the 2021 Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program (the “At-the-Market Offering Program”). On November 7, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on November 15, 2023 (the “2023 Registration Statement”). Under the 2023 Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. On August 6, 2024, in anticipation of the expiration of the 2021 Registration Statement, we filed a prospectus supplement (the “2024 Prospectus Supplement”) under the 2023 Registration Statement to register the offer and sale of the outstanding shares that could be sold under the At-the-Market Offering Program, which prospectus supplement superseded and replaced the sales agreement prospectus, dated August 23, 2021, under the 2021 Registration Statement. As of December 31, 2023, we had sold 3,553,995 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million. As of the date of filing of the 2024 Prospectus Supplement, we had issued and sold 4,364,440 shares of common stock pursuant to the Open Market Sale Agreement for aggregate gross proceeds of approximately $26.2 million. Under the 2024 Prospectus Supplement, we may sell the shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $23.8 million. For the year ended December 31, 2024 we sold 2,100,903 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $10.5 million. Under the 2024 Prospectus Supplement, we may sell the shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $17.2 million.

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

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents, and short-term investments on December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$21,081	$34,588
Short-term investments	92,006	154,001
Total cash, cash equivalents, and short-term investments	$113,087	$188,589

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(91,907)	$(70,675)
Net cash provided by (used in) investing activities	66,998	(53,646)
Net cash provided by financing activities	11,398	125,969
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,511)	$1,648

Net Cash Used in Operating Activities

Net cash used in operating activities increased approximately $21.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a $30.9 million increase in our net loss offset by $4.8 million increase accounts payable and accrued expenses, $2.9 million decrease of prepaid expenses, $1.8 million adjustment for non-cash items, and $0.2 million in change of remaining operating assets and liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities changed by approximately $120.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a $114.3 million decrease in purchases of marketable securities, a decrease of $0.2 million in purchases of property and equipment, and a $6.1 million increase in maturities of marketable securities in the year ended December 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased approximately $114.6 million for the year ended December 31, 2024 primarily due to year-over-year decreases of $40.0 million in net proceeds received from the issuance of long-term debt, $64.4 million related to the July 2023 equity offering, and $10.7 million from sales of common stock under our At-the-Market Offering Program, partially offset by an increase of $0.5 million from exercises of stock options.

Funding Requirements

We expect to devote substantial financial resources toward our ongoing and planned activities, particularly as we execute on our global development strategy, conduct our ongoing clinical trials of INZ-701 for ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis, and continue research and development and initiate additional planned clinical trials of, and seek marketing approval for, INZ-701 and any other product candidates we develop. As part of our strategic review, we are prioritizing activities to support the planned BLA filing for INZ-701 for our lead indication, ENPP1 Deficiency. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed. As a result, we expect that our expenses will decrease in 2025 as compared to 2024. In addition, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce, or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

As of December 31, 2024, we had cash, cash equivalents, and short-term investments of approximately $113.1 million, and we had $45.0 million of outstanding principal indebtedness under our Loan Agreement. We believe that our existing cash, cash equivalents, and short-term investments as of December 31, 2024, along with our recent strategic prioritization, will enable us to fund our operating expenses and capital expenditures into the first quarter of 2026. Since our cash, cash equivalents and short-term investments as of December 31, 2024 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Going Concern,” in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

We have entered into a license agreement with Yale under which we are responsible to pay annual license maintenance fees, milestone payments and royalties. The amount, timing and likelihood of such milestone and royalty payments are not known. We have also entered into a sponsored research agreement with Yale under which we agreed to provide research support funding in the aggregate amount of $3.4 million over the nine year period from contract inception through December 2025. Additional information about these arrangements can be found in Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

We have a Loan Agreement with K2HV under which we have borrowed $45.0 million as of the date of this Annual Report on Form 10-K. The term loan matures on August 1, 2026, and we are obligated to make interest only payments until September 1, 2025, at which point we will make monthly payments of equal principal and interest, in an amount which would fully amortize the principal amount of the term loan and accrued interest thereon as of the date of maturity. The loan bears a variable interest rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. Additional information about the Loan Agreement and our commitments under it can be found in Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting estimate is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, our cash equivalents consisted primarily of short-term money market funds and U.S. Treasury securities. As of December 31, 2024 and 2023 our short-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities with maturities of less than one year. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2024, the aggregate principal amount outstanding under the Loan Agreement was $45.0 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. Of the $45.0 million aggregate principal amount outstanding, $5.0 million was funded at closing, and we borrowed an additional $20.0 million in February 2023, $7.5 million in June 2023, and $12.5 million in December 2023 under the Loan Agreement. The interest rate as of December 31, 2024 was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2024 and 2023.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Inozyme Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inozyme Pharma, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 10, 2025

INOZYME PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$21,081	$34,588
Short-term investments	92,006	154,001
Prepaid expenses and other current assets	7,278	7,661
Restricted cash	311	—
Total current assets	120,676	196,250
Property and equipment, net	784	1,466
Right-of-use assets	562	1,126
Restricted cash - noncurrent	—	311
Prepaid expenses, net of current portion	1,160	1,694
Total assets	$123,182	$200,847
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,530	$1,166
Accrued expenses	15,953	12,610
Operating lease liabilities	913	910
Current portion of long-term debt	14,502	—
Total current liabilities	33,898	14,686
Operating lease liabilities, net of current portion	—	913
Long-term debt, net	31,458	44,769
Total liabilities	65,356	60,368
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value - 5,000,000 shares authorized at December 31, 2024 and December 31, 2023; No shares issued and outstanding at December 31, 2024 or December 31, 2023	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at December 31, 2024 and December 31, 2023; 64,240,198 shares issued and outstanding at December 31, 2024 and 61,768,771 shares issued and outstanding at December 31, 2023	6	6
Additional paid in-capital	445,705	426,362
Accumulated other comprehensive income	69	41
Accumulated deficit	(387,954)	(285,930)
Total stockholders’ equity	57,826	140,479
Total liabilities and stockholders’ equity	$123,182	$200,847

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$83,231	$54,847
General and administrative	20,799	20,798
Total operating expenses	104,030	75,645
Loss from operations	(104,030)	(75,645)
Other income (expense):
Interest income	7,666	7,837
Interest expense	(5,558)	(3,333)
Other expense, net	(102)	(28)
Other income, net	2,006	4,476
Net loss	$(102,024)	$(71,169)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	24	264
Foreign currency translation adjustment	4	(18)
Total other comprehensive income	28	246
Comprehensive loss	$(101,996)	$(70,923)
Net loss attributable to common stockholders—basic and diluted	$(102,024)	$(71,169)
Net loss per share attributable to common stockholders—basic and diluted	$(1.62)	$(1.37)
Weighted-average common shares outstanding—basic and diluted	62,811,814	51,839,131

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2022	40,394,363	$4	$333,356	$(205)	$(214,761)	$118,394
Stock-based compensation	—	—	7,037	—	—	7,037
Exercise of pre-funded warrants	3,325,644	—	—	—	—	—
Shares issued in at-the-market offering	3,553,995	1	21,235	—	—	21,236
Exercise of stock options	43,209	1	116	—	—	117
Issuance of common stock, net of issuance costs	14,375,000	—	64,412	—	—	64,412
Shares purchased in Employee Stock Purchase Plan	76,560	—	206		—	206
Other comprehensive loss:
Unrealized loss on investments	—	—	—	264	—	264
Foreign currency translation adjustment	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(71,169)	(71,169)
Balance at December 31, 2023	61,768,771	$6	$426,362	$41	$(285,930)	$140,479
Stock-based compensation	—	—	7,945	—	—	7,945
Exercise of stock options and RSU vesting	296,096	—	596	—	—	596
Shares issued in at-the-market offering	2,100,903	—	10,521	—	—	10,521
Shares purchased in Employee Stock Purchase Plan	74,428	—	281	—	—	281
Other comprehensive income (loss):
Unrealized gain on investments	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	4	—	4
Net loss	—	—	—	—	(102,024)	(102,024)
Balance at December 31, 2024	64,240,198	$6	$445,705	$69	$(387,954)	$57,826

The accompanying notes are an integral part of these consolidated financial statements.

INOZYME PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(102,024)	$(71,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	742	833
Loss on disposal of fixed assets	—	20
Stock-based compensation expense	7,945	7,037
Amortization of premiums and discounts on marketable securities	(5,039)	(5,438)
Reduction in the carrying value of right-of-use assets	564	494
Non-cash interest expense and amortization of debt issuance costs	1,191	630
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	383	(4,134)
Accounts payable	1,364	(1,378)
Accrued expenses	3,343	1,255
Operating lease liabilities	(910)	(816)
Prepaid expenses, net of current portion	534	2,115
Other long-term liabilities	—	(124)
Net cash used in operating activities	(91,907)	(70,675)
Investing activities
Purchases of marketable securities	(155,052)	(269,330)
Maturities of marketable securities	222,112	215,982
Purchases of property and equipment	(62)	(298)
Net cash provided by (used in) investing activities	66,998	(53,646)
Financing activities
Net proceeds from issuance of common stock	10,521	85,647
Net proceeds from issuance of long-term debt	—	40,000
Proceeds from exercise of stock options	596	116
Proceeds from issuance of common stock for cash under employee stock purchase plan	281	206
Net cash provided by financing activities	11,398	125,969
Net decrease (increase) in cash, cash equivalents, and restricted cash	(13,511)	1,648
Effect of foreign currency exchange rate in cash	4	(18)
Cash, cash equivalents, and restricted cash at beginning of period	34,899	33,269
Cash, cash equivalents, and restricted cash at end of period	$21,392	$34,899
Supplemental cash flow information:
Cash and cash equivalents	$21,081	$34,588
Restricted cash	311	311
Cash, cash equivalents, and restricted cash at end of period	$21,392	$34,899
Cash paid for interest	$(4,350)	$(2,347)

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

As part of the Company's strategic review, it is prioritizing activities to support the planned Biologics License Application filing for its lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in the Company's ADAPT long-term extension study, the Company's expanded access program, or under investigator-sponsored INDs will continue to receive treatment. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. Since the Company’s incorporation in 2017 and through December 31, 2024, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property and conducting research and development. The Company incurred net losses of $102.0 million and $71.2 million in the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of $388.0 million as of December 31, 2024. The Company had net cash used in operating activities of $91.9 million and $70.7 million during the years ended December 31, 2024 and 2023, respectively. The Company had cash, cash equivalents, and short-term investments of $113.1 million as of December 31, 2024. Management believes that based on the Company’s current cash, cash equivalents, and short-term investments as of December 31, 2024 and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company's ability to continue as a going concern for one year after the date that these consolidated financial statements are issued.

The Company's ability to fund its operations is dependent upon management's plan, which include raising additional capital through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. The Company’s inability to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies. There can be no assurance that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Short-Term and Long-Term Investments

The Company classifies its investments as available-for-sale and records such assets at estimated fair value on the balance sheet, with unrealized gains and losses on marketable securities, if any, reported as a component of accumulated other comprehensive (loss) income. Realized gains and losses are calculated based on the specific-identification method and are recorded as a component of interest income. There have been no realized gains and losses for the years ended December 31, 2024 and 2023. The Company periodically reviews available-for-sale securities for other-than-temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Marketable securities with a maturity date of one year or less from the balance sheet date are classified by the Company as short-term investments. Marketable securities with a maturity date of greater than one year from the balance sheet date are classified as long-term investments and are available to fund operations as needed. As of December 31, 2024, the Company did not have any long-term investments. In accordance with the Company’s investment policy, at the time of purchase, the final maturity of each security within the portfolio shall not exceed 18 months and the weighted average maturity of the portfolio will be no greater than 12 months.

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

Impairment of Long-lived Assets

As required under the applicable accounting guidance, the Company periodically reevaluates the original assumptions and rationale used in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. There were no impairments for the years ended December 31, 2024 and 2023.

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

The Company accounts for income taxes in accordance with authoritative accounting guidance which states the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. There are no unrecognized tax benefits included in the Company’s consolidated balance sheets at December 31, 2024 or 2023. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not recognized any interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

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

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases recorded on its consolidated balance sheet as of December 31, 2024 and 2023.

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of such an equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred issuance costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not have any deferred issuance costs recorded at December 31, 2024 or December 31, 2023.

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

Emerging Growth Company Status

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. As an EGC, the Company can elect to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards, and as a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company will remain an EGC until December 31, 2025, although the Company would cease to be an EGC sooner if it issued more than $1 billion of non-convertible debt over a three-year period.

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

Recently Adopted Accounting Standard

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted this standard effective for the year ending December 31, 2024 and the primary impact of which was the additional segment disclosures included in Note 13.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. This ASU is effective for public entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

4. Balance Sheet Details

Short-term investments consisted of the following (dollar amounts in thousands):

	December 31, 2024
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$52,408	$52	$—	$52,460
U.S. government agency debt securities	1 year or less	39,506	42	(2)	39,546
		$91,914	$94	$(2)	$92,006

	December 31, 2023
Description	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$80,160	$59	$(1)	$80,218
U.S. government agency debt securities	1 year or less	73,774	17	(8)	73,783
		$153,934	$76	$(9)	$154,001

The Company concluded that the declines in market value of available-for-sale securities were temporary in nature and did not consider any of the investments to be other-than-temporarily impaired. In accordance with its investment policy, the Company invests in investment grade securities with high credit quality issuers, and generally limits the amount of credit exposure to any one issuer. The Company evaluates securities for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investment to allow for an anticipated recovery in fair value. Furthermore, the aggregate of individual unrealized losses that had been outstanding for 12 months or less was not significant as of December 31, 2024 and December 31, 2023. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before a recovery of their amortized cost bases, which may be maturity. The Company also believes that it will be able to collect both principal and interest amounts due at maturity.

Prepaid expenses and other current assets consisted of the following (dollar amounts in thousands):

	At December 31, 2024	At December 31, 2023
Interest receivable	$467	$385
Prepaid insurance	922	1,067
Prepaid research studies	5,272	5,339
Prepaid other	617	870
Total	$7,278	$7,661

Property and equipment consisted of the following (dollar amounts in thousands):

	At December 31, 2024	At December 31, 2023
Laboratory equipment and manufacturing equipment	$996	$947
Furniture and fixtures	284	284
Computer equipment	491	491
Leasehold improvements	2,167	2,157
	3,938	3,879
Less accumulated depreciation	(3,154)	(2,413)
Total	$784	$1,466

Depreciation expense for the years ended December 31, 2024 and 2023 totaled $0.7 million and $0.8 million, respectively.

Accrued expenses consisted of the following (dollar amounts in thousands):

	At December 31, 2024	At December 31, 2023
Payroll and related liabilities	$3,666	$3,838
Other professional fees	1,703	1,377
Clinical expenses	3,661	3,595
Research and development costs	6,192	2,917
Other	731	883
Total	$15,953	$12,610

5. Fair Value Measurement

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$20,273	$20,273	$—	$—
U.S. government agency debt securities	39,546	—	39,546	—
U.S. Treasury securities	52,460	52,460	—	—
Total assets	$112,279	$72,733	$39,546	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (included in cash and cash equivalents)	$33,830	$33,830	$—	$—
U.S. government agency debt securities	73,783	—	73,783	—
U.S. Treasury securities	80,218	80,218	—	—
Total assets	$187,831	$114,048	$73,783	$—

There have been no transfers between fair value levels during the years ended December 31, 2024 and December 31, 2023.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. For each of the years ended December 31, 2024 and 2023, the Company incurred a total of $0.1 million in license maintenance fees to Yale.

The Company is required to pay Yale up to $3.0 million, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each therapeutic and prophylactic licensed product developed. In January 2022, the Company paid Yale an approximately $0.3 million milestone payment following dosing of the first patient in Company’s Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in November 2021. In March 2022, the Company paid Yale an approximately $0.3 million milestone payment following completion of the first cohort of the Company's Phase 1/2 clinical trial of INZ-701 in adult patients with ENPP1 Deficiency in January 2022. In March 2024, the Company incurred and paid a $0.5 million milestone payment following completion of dosing of the first patient in the Company’s pivotal clinical trial of INZ-701 in pediatric patients with ENPP1 Deficiency. In addition, the Company is required to pay Yale an amount in the several hundreds of thousands of dollars, based on the achievement of a specified net product sales milestone or specified development and commercialization milestones, for each diagnostic licensed product developed. While the agreement remains in effect, the Company is required to pay Yale low single-digit percentage royalties on aggregate worldwide net sales of certain licensed products. Yale is guaranteed a minimum royalty payment amount (ranging in dollar amounts from the mid six figures to low seven figures) for each year after the first sale of a therapeutic or prophylactic licensed product that results in net sales. Yale is guaranteed a minimum royalty payment amount (ranging from the low tens of thousands of dollars to the mid tens of thousands of dollars) for each year after the first sale of a diagnostic licensed product that results in net sales. The Company must also pay Yale a percentage in the twenties of certain types of income it receives from sublicensees. The Company is also responsible for costs relating to the prosecution and maintenance of the licensed patents. Finally, subject to certain conditions, all payments due by the Company to Yale will be tripled following any patent challenge or challenge to a claim by Yale that a product is a licensed product under the agreement, made by the Company against Yale if Yale prevails in such challenge.

The Company has also agreed to pay for research support from Yale pursuant to a sponsored research agreement that the Company entered into with Yale in January 2017 and amended in February 2019, February 2022, May 2022, May 2023, January 2024, and December 2024. Under the sponsored research agreement, as amended, the Company agreed to pay Yale an aggregate of $3.4 million over nine years, ending in December 2025. As of December 31, 2024, the Company has incurred a total of $3.0 million for research support under this agreement since inception.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases of office and laboratory space as of December 31, 2024:

•
8,499 square feet of office space in Boston, Massachusetts that expires in October 2025 with an option to extend the term for five years; and
•
6,244 square feet of laboratory space in Boston, Massachusetts that expires in December 2025 with an option to extend the term for five years.

The exercise of each option was determined not to be reasonably certain and thus neither option was included in the operating lease liability on the consolidated balance sheets as of December 31, 2024 or December 31, 2023.

Both leases are subject to yearly rent escalations. In connection with the Company’s leases of office space and laboratory space, the Company provided security deposits to the landlords in the form of letters of credit totaling $0.3 million as of December 31, 2024. The cash collateralizing the letters of credit is included in restricted cash in the accompanying balance sheets as of December 31, 2024 and 2023.

At December 31, 2024, the weighted average incremental borrowing rate and the weighted average remaining lease term for the operating leases held by the Company were 8% and 0.92 years, respectively.

During the year ended December 31, 2024, cash paid for amounts included for the measurement of lease liabilities was $1.0 million and the Company recorded operating lease expense of $0.7 million. During the year ended December 31, 2023, cash paid for amounts included for the measurement of lease liabilities was $0.7 million and the Company recorded operating lease expense of $0.9 million.

Future lease payments under non-cancelable leases as of December 31, 2024 are as follows (dollar amounts in thousands):

Year Ending December 31,
2025	$944
Total future minimum lease payments	944
Less: interest	31
Present value of operating lease liabilities	$913
Lease liability - current	$913
Lease liability - long-term	$-

The Company did not have any finance leases recorded on its consolidated balance sheet as of December 31, 2024 and 2023.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of December 31, 2024 or December 31, 2023.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the years ended December 31, 2024 and 2023.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into the Loan Agreement with K2 HealthVentures LLC ("K2HV", together with any other lender from time to time, the “Lenders”), K2HV, as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contained an additional $20.0 million available to be drawn at the Company’s option through March 31, 2023. The Company borrowed the remaining $20.0 million in February 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate were available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. The Company borrowed $7.5 million under the second tranche commitment in June 2023 and borrowed $12.5 million under the third tranche commitment in December 2023. A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent at its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee.

As of December 31, 2024, a total of $25.0 million of borrowing capacity remained available under the Loan Agreement, subject to the terms and conditions set forth therein. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026, and the Company is obligated to make interest only payments until September 1, 2025, at which point the Company will make monthly payments of equal principal and interest, in an amount which would fully amortize the principal amount of the term loan and accrued interest thereon as of the date of maturity. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of December 31, 2024 was 9.60%. The Company has the option to prepay all, but not less than all of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee is 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior to the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the loans borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of December 31, 2024, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the

Lenders and reimbursed by the Company ("Lender Expenses"). The debt issuance costs, Lender Expenses, and the Final Fee are being amortized as additional interest expense over the term of the loan using the effective interest method. At December 31, 2024, the carrying value of the Loan Agreement approximates the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan on the Company’s consolidated balance sheet at December 31, 2024:

December 31, 2024
(in thousands)
Gross proceeds	$45,000
Unamortized debt issuance costs and accretion of final payments, net	960
Total debt	$45,960
Less: current portion	14,502
Long-term debt	$31,458

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of December 31, 2024 are as follows (dollar amounts in thousands):

Fiscal Year
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

Open Market Sale Agreement

On August 11, 2021, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021 (the "2021 Registration Statement"). Under the 2021 Registration Statement, the Company could offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the 2021 Registration Statement, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program (the “At-the-Market Offering Program”). On November 7, 2023, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on November 15, 2023 (the “2023 Registration Statement”). Under the 2023 Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. On August 6, 2024, in anticipation of the expiration of the 2021 Registration Statement, the Company filed a prospectus supplement (the “2024 Prospectus Supplement”) under the 2023 Registration Statement to register the offer and sale of the outstanding shares that could be sold under the At-the-Market Offering Program, which prospectus supplement superseded and replaced the sales agreement prospectus, dated August 23, 2021, under the 2021 Registration Statement. As of December 31, 2023, the Company had sold 3,553,995 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of

$21.2 million. As of the date of filing of the 2024 Prospectus Supplement, the Company had issued and sold 4,364,440 shares of common stock pursuant to the Open Market Sale Agreement for aggregate gross proceeds of approximately $26.2 million. Under the 2024 Prospectus Supplement, the Company may sell the shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $23.8 million. For the year ended December 31, 2024 the Company sold 2,100,903 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $10.5 million. Under the 2024 Prospectus Supplement, we may sell the shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $17.2 million.

Equity Incentive Plans

In January 2017, the Company’s board of directors and stockholders adopted the 2017 Equity Incentive Plan, which was amended and restated in July 2017, (as so amended and restated, the “2017 Plan”), which provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The maximum number of shares of common stock that were authorized for issuance under the 2017 Plan was 2,730,496 shares.

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

As of the effective date of the 2020 Plan, no further awards will be made under the 2017 Plan. Any options or awards outstanding under the 2017 Plan are governed by their existing terms. The shares of the Company’s common stock subject to outstanding awards under the 2017 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right will be added back to the shares of common stock available for issuance under the 2020 Plan. No more than 1,588,315 shares of the Company’s common stock may be granted subject to incentive stock options under the 2020 Plan. On January 1, 2025 and 2024, the number of shares of common stock reserved under the 2020 Plan was increased by 2,569,607 shares and 2,470,750 shares, respectively.

On February 27, 2023, the Company's board of directors adopted the 2023 Inducement Stock Incentive Plan (the "Inducement Plan"). The Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to persons who (a) were not previously an employee or director or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of December 31, 2024, the maximum number of shares of the Company's common stock reserved for issuance under the Inducement Plan is 1,000,000 shares.

For the years ended December 31, 2024 and 2023, the Company recognized stock-based compensation expense of $7.9 million and $7.0 million, respectively. The fair value of shares vested for the years ended December 31, 2024 and 2023 was $8.5 million and $7.6 million, respectively.

Stock Options

The following table summarizes stock option activity under the Company’s equity incentive plans since December 31, 2023:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(in years)	(in thousands)
Outstanding at December 31, 2023	7,036,666	$6.68	7.71	$4,615
Granted	2,967,000	5.43
Exercised	(271,096)	2.01
Forfeited	(523,557)	7.44
Outstanding at December 31, 2024	9,209,013	$6.37	7.76	$833
Exercisable at December 31, 2024	4,765,649	$7.59	6.82	$751
Vested and expected to vest at December 31, 2024	9,209,013	$6.37	7.76	$833

(1) The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant date fair value of stock options granted in the years ended December 31, 2024 and 2023 was $4.10 per share and $3.47 per share, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.8 million and $0.1 million, respectively.

The total unrecognized compensation cost related to outstanding employee option awards as of December 31, 2024 was $14.9 million and is expected to be recognized over a weighted average period of 2.7 years.

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

	Years Ended December 31,
	2024	2023
Risk-free interest rate range	3.53% to 4.59%	3.36% to 4.67%
Dividend yield	0%	0%
Expected term of options (years)	5.5 to 6.08	5.5 to 6.48
Volatility rate range	88.25% to 90.59%	87.26% to 89.67%

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

Restricted Sock Units

Activity related to restricted stock units ("RSUs") for the year ended December 31, 2024 is summarized in the table below:

Number of Shares
Outstanding as of December 31, 2023	100,000
Granted	—
Canceled / Forfeited	—
Vested / Settled	(25,000)
Outstanding as of December 31, 2024	75,000

The weighted-average grant date fair value of RSUs granted in the year ended December 31, 2024 and 2023 was $5.73 per share. The total unrecognized compensation cost related to outstanding RSUs as of December 31, 2024 was $0.3 million and is expected to be recognized over a weighted-average period of 2.2 years.

The total compensation cost recognized in the consolidated statements of operations associated with all the stock-based compensation awards granted by the Company is as follows:

	Year Ended December 31,
	2024	2023
Research and development	$3,896	$3,430
General and administrative	4,049	3,607
Total	$7,945	$7,037

Employee Stock Purchase Plan

On July 17, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 23, 2020. The ESPP initially provided participating employees with the opportunity to purchase up to an aggregate of 198,539 shares of the Company’s common stock. The number of shares of common stock reserved for issuance under the ESPP will increase each January 1 through January 1, 2031, in an amount equal to the lowest of (1) 397,079 shares of the Company’s common stock, (2) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year, and (3) an amount determined by the Company’s board of directors. On January 1, 2024 and 2023, the number of shares of common stock reserved under the ESPP was increased by 397,079 shares and 397,079 shares, respectively. The Company activated its first six month offering period under the ESPP on April 1, 2022. As of December 31, 2024, 191,400 shares have been purchased by employees under the ESPP.

10. Income Taxes

During the years ended December 31, 2024 and 2023, the Company recorded pre-tax net losses of $102.0 million and $71.2 million, respectively. Since it maintains a full valuation allowance on its deferred tax assets, the Company did not record an income tax provision for the years ended December 31, 2024 and 2023.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal income tax at statutory rate	21.0%	21.0%
Stock compensation	(1.4)	(0.9)
Permanent differences	(0.1)	(0.1)
State income tax, net of federal benefit	6.2	8.1
Federal and state research and development tax credits	9.6	9.1
Valuation allowance	(35.3)	(37.2)
Effective income tax rate	—%	—%

Deferred taxes are recognized for temporary differences between the bases of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are composed of the following (dollar amounts in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$52,767	$42,999
Research and development credits	27,509	16,903
Stock options	2,384	1,930
Accrued expenses	963	916
Amortization	3,418	3,759
Lease liability	250	499
Capitalized research and experimental expenditures	37,667	21,959
Other	543	351
Gross deferred tax assets	125,501	89,316
Less: Valuation allowance	(125,347)	(88,906)
Net deferred tax assets	154	410
Deferred tax liabilities:
Depreciation of fixed assets	—	(64)
Right of use assets	(154)	(308)
Other	—	(38)
Gross deferred tax liabilities	(154)	(410)
Non-current net deferred tax assets (liabilities)	—	—

As of December 31, 2024, the Company had gross federal net operating loss carryforwards ("NOLs") of $201.3 million, which may be available to offset future taxable income. Of the federal NOLs, $5.6 million expire in 2037 and $195.7 million do not expire. As of December 31, 2024, the Company had gross state NOLs of $167.9 million, which may be available to offset future taxable income and which begin to expire in 2037.

As required by FASB ASC Topic 740, Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are composed principally of capitalized research and experimental ("R&E") expenditures, NOLs, and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. Accordingly, a full valuation allowance of $125.3 million and $88.9 million has been established at December 31, 2024 and December 31, 2023, respectively. The increase in the valuation allowance of $36.4 million during 2024 was primarily due to increases in capitalized R&E expenditures, NOLs, and research and development credits generated by the Company.

The Company also has federal and state research and development credit carryforwards totaling $28.1 million as of December 31, 2024. The federal research and development credit carryforwards will begin to expire in 2038, unless previously utilized. The state research and development credit carryforwards will begin to expire in 2032, unless previously utilized. The Company has generated research and development credits but has not conducted a study to document the qualified activity. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

The Company establishes reserves for uncertain tax positions based on management’s assessment of exposures associated with tax positions taken on tax return filings. The tax reserves are analyzed periodically and adjustments are made as events occur that warrant adjustment to the reserves. The Company does not have any reserves for uncertain tax positions as of December 31, 2024 and any change in position would result in a change in the valuation allowance maintained against its net deferred tax assets.

Interest and penalty charges, if any, related to unrecognized tax benefits are classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company had no accrued interest related to uncertain tax positions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

11. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(102,024)	$(71,169)
Net loss per share attributable to common stockholders	$(1.62)	$(1.37)
Weighted-average common shares and pre-funded warrants outstanding	62,811,814	51,839,131

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

	Year Ended December 31,
	2024	2023
Options to purchase common stock	9,209,013	7,036,666
Unvested RSUs	75,000	100,000
Total	9,284,013	7,136,666

12. Employee Benefit Plans

The Company established a defined contribution savings plan in 2018 for all eligible U.S. employees under Section 401(k) of the Internal Revenue Code. Employees can designate the investment of their 401(k) accounts into several mutual funds. Effective January 1, 2021, the Company implemented a matching policy under which the Company matches 50% of an employee’s contributions to the 401(k) plan, up to a maximum of 6% of the employee’s base salary and bonus paid during the year. For the years ended December 31, 2024 and 2023, the Company made employer contributions to the 401(k) plan of $0.4 million and $0.3 million, respectively.

13. Segment Reporting

The Company manages its operations as a single segment, focused on developing novel therapeutics for rare diseases impacting bone health and blood vessel function. The Company's Chief Executive Officer (“CEO”), as the Company's chief operating decision maker ("CODM"), manages and allocates resources at a consolidated level.

The CODM assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations and comprehensive loss as consolidated net loss.

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In 2024 and 2023, all the Company's long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment.

The company does not have intra-entity sales or transfers.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Year Ended December 31,
	2024	2023
Clinical	$26,857	$15,084
CMC	20,931	10,483
Other research and development expense (1)	12,043	9,940
Personnel expense - R&D	17,552	14,133
Personnel expense - G&A	6,226	6,674
Share-based compensation expense	7,945	7,037
Administrative & facilities expense (2)	12,476	12,294
Interest income	(7,666)	(7,837)
Interest expense	5,558	3,333
Other expense, net	102	28
Net loss	$102,024	$71,169

(1) Other research and development expenses primarily consist of consulting, regulatory support, toxicology, sponsored research costs, and other research and development activities.

(2) Administrative & facilities expense primarily consists of facilities expenses, depreciation expense, legal costs, insurance, consulting, and other administrative costs.

14. Subsequent Events

On March 6, 2025, the Company implemented a plan to reduce operating costs and better align its workforce to support the prioritization of activities for its lead indication, ENPP1 Deficiency. As a result of these prioritization activities, the Company reduced its workforce by approximately 25%. The Company estimates that it will incur one-time restructuring charges of approximately $1.8 million including employee severance, benefits and related termination costs, the majority of which the Company expects to pay by the end of the third quarter of 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies".

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

118

Item 9B. Other Information.

(b)Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

119

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required under this Item 10 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

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

Item 11. Executive Compensation.

The information required under this Item 11 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required under this Item 12 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item 13 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required under this Item 14 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the end of the fiscal year ended December 31, 2024.

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

10.9*#	Summary of Non-Employee Director Compensation Policy.

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

10.11#

Corporate Sponsored Research Agreement, dated January 6, 2017, by and between Yale University and the Registrant, as amended by Amendment No. 1 to Corporate Sponsored Research Agreement, dated February 19, 2019, by and between Yale University and the Registrant, as amended by Amendment No. 2 to Corporate Sponsored Research Agreement, effective December 31, 2021, by and between Yale University and the Registrant and as amended by Amendment No. 3 to Corporate Sponsored Research Agreement, dated May 31, 2022, by and between Yale University and the Registrant and as amended by Amendment No. 4 to Corporate Sponsored Research Agreement, dated March 24, 2023, by and between Yale University and the Registrant, as amended by Amendment No. 5 to Corporate Sponsored Research Agreement, dated January 24, 2024, by and between Yale University and the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-39397) filed with the Securities and Exchange Commission on March 12, 2024).

10.12*†	Amendment No. 6 to Corporate Sponsored Research Agreement, dated December 19, 2024, by and between Yale University and the Registrant)

10.13#

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

10.15

Lease, dated May 13, 2020, by and between RREF II 451D, LLC and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 2, 2020).

10.16#

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239648) filed with the Securities and Exchange Commission on July 20, 2020).

10.17#

Employment Contract, dated March 24, 2021, between Inozyme Pharma Switzerland GmbH and Axel Bolte (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-39397) filed with the Securities and Exchange Commission on March 25, 2021).

10.18#

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

10.20#

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

10.22#†

Loan and Security Agreement, dated July 25, 2022, by and among the Registrant, K2 HealthVentures LLC, as lender, K2 HealthVentures LLC, as administrative agent, and Ankura Trust Company, LLC, as collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on August 15, 2022).

10.23#

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

10.25#

2023 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270733) filed with the Securities and Exchange Commission on March 22, 2023).

10.26#

Form of Nonstatutory Stock Option Agreement under 2023 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 9, 2023).

10.27#

Form of Restricted Stock Unit Agreement under 2023 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39397) filed with the Securities and Exchange Commission on May 9, 2023).

10.28#

Form of Restricted Stock Unit Agreement under the 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-39397) filed with the Securities and Exchange Commission on March 12, 2024).

19.1*	Amended and Restated Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39397) filed with the Securities and Exchange Commission on March 12, 2024).

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

123

† Certain portions of this exhibit have been omitted because they are not material and contain information that the Registrant customarily and actually treats as private or confidential.

Item 16. Form 10-K Summary

None.

124

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2025

INOZYME PHARMA, INC.

By:	/s/ Douglas A. Treco
Douglas A. Treco
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Treco	Chief Executive Officer and Chairman	March 10, 2025
Douglas A. Treco	(Principal Executive Officer)

/s/ Sanjay Subramanian	Chief Financial Officer	March 10, 2025
Sanjay Subramanian	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sarah Bhagat	Director	March 10, 2025
Sarah Bhagat

/s/ Axel Bolte	Director	March 10, 2025
Axel Bolte

/s/ Reinaldo Diaz	Director	March 10, 2025
Reinaldo Diaz

/s/ Martin Edwards	Director	March 10, 2025
Martin Edwards

/s/ Erik Harris	Director	March 10, 2025
Erik Harris

/s/ Robert Hopfner	Director	March 10, 2025
Robert Hopfner

/s/ Edward Mathers	Director	March 10, 2025
Edward Mathers

/s/ Lynne Sullivan	Director	March 10, 2025
Lynne Sullivan

125