Form 10-Q
period 2025-03-31
Inozyme Pharma, Inc.
filed 2025-05-14
CIK 1693011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 64,561,824 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of changes in and uncertainty surrounding U.S. trade policy;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$25,846	$21,081
Short-term investments	58,930	92,006
Prepaid expenses and other current assets	8,550	7,278
Restricted cash	311	311
Total current assets	93,637	120,676
Property and equipment, net	608	784
Right-of-use assets	410	562
Prepaid expenses, net of current portion	509	1,160
Total assets	$95,164	$123,182
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,670	$2,530
Accrued expenses	12,742	15,953
Operating lease liabilities	669	913
Current portion of long-term debt	25,700	14,502
Total current liabilities	42,781	33,898
Long-term debt, net	20,585	31,458
Total liabilities	63,366	65,356
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.0001 par value – 5,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 or December 31, 2024	—	—
Common Stock, $0.0001 par value – 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 64,470,243 shares issued and outstanding at March 31, 2025 and 64,240,198 shares issued and outstanding at December 31, 2024	6	6
Additional paid in-capital	447,790	445,705
Accumulated other comprehensive (loss) income	(5)	69
Accumulated deficit	(415,993)	(387,954)
Total stockholders’ equity	31,798	57,826
Total liabilities and stockholders’ equity	$95,164	$123,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$20,379	$19,111
General and administrative	5,409	5,234
Restructuring charges	1,900	—
Total operating expenses	27,688	24,345
Loss from operations	(27,688)	(24,345)
Other income (expense):
Interest income	1,117	2,374
Interest expense	(1,406)	(1,325)
Other expense, net	(62)	(51)
Other (expense) income, net	(351)	998
Net loss	$(28,039)	$(23,347)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities	(76)	(156)
Foreign currency translation adjustment	2	10
Total other comprehensive loss	(74)	(146)
Comprehensive loss	$(28,113)	$(23,493)
Net loss attributable to common stockholders—basic and diluted	$(28,039)	$(23,347)
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.38)
Weighted-average common shares outstanding—basic and diluted	64,278,527	61,772,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Capital	(Loss) Income	Deficit
Balance at December 31, 2024	64,240,198	$6	$445,705	$69	$(387,954)	$57,826
Stock-based compensation			1,857			1,857
Shares issued in at-the-market offering	230,045	—	228	—	—	228
Comprehensive loss:						—
Unrealized loss on investments	—	—	—	(76)	—	(76)
Foreign currency translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(28,039)	(28,039)
Balance at March 31, 2025	64,470,243	$6	$447,790	$(5)	$(415,993)	$31,798

Balance at December 31, 2023	61,768,771	$6	$426,362	$41	$(285,930)	$140,479
Stock-based compensation	—	—	1,691	—	—	1,691
Exercise of pre-funded warrants	3,206	—	11	—	—	11
Shares purchased in Employee Stock Purchase Plan	44,532	—	148	—	—	148
Comprehensive loss:
Unrealized gain on investments	—	—	—	(156)	—	(156)
Foreign currency translation adjustment	—	—	—	10	—	10
Net loss	—	—	—	—	(23,347)	(23,347)
Balance at March 31, 2024	61,816,509	$6	$428,212	$(105)	$(309,277)	$118,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INOZYME PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(28,039)	$(23,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	182
Stock-based compensation expense	1,857	1,691
Amortization of premiums and discounts on marketable securities	(685)	(2,116)
Reduction in the carrying value of right-of-use assets	152	134
Non-cash interest expense and amortization of debt issuance costs	325	263
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,272)	(510)
Accounts payable	1,140	1,000
Accrued expenses	(3,211)	(3,304)
Operating lease liabilities	(244)	(220)
Prepaid expenses, net of current portion	652	1,694
Net cash used in operating activities	(29,149)	(24,533)
Investing activities
Purchases of marketable securities	(17,934)	(49,324)
Sales and maturities of marketable securities	51,618	59,750
Purchases of property and equipment	—	(32)
Net cash provided by investing activities	33,684	10,394
Financing activities
Proceeds from issuance of common stock	228	—
Proceeds from exercise of stock options	—	11
Proceeds from issuance of common stock for cash under Employee Stock Purchase Plan	—	148
Net cash provided by financing activities	228	159
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,763	(13,980)
Effect of foreign currency exchange rate on cash	2	10
Cash, cash equivalents, and restricted cash at beginning of period	21,392	34,899
Cash, cash equivalents, and restricted cash at end of period	$26,157	$20,929
Supplemental cash flow information:
Cash and cash equivalents	$25,846	$20,618
Restricted cash	311	311
Cash, cash equivalents, and restricted cash at end of period	$26,157	$20,929

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

Through the Company’s in-depth understanding of a key biological pathway, the PPi-Adenosine Pathway, the Company is pursuing the development of therapeutics that address pathologic mineralization and intimal proliferation, or smooth muscle cell overgrowth that leads to narrowing and the obstruction of blood vessels, to improve the underlying causes of these debilitating diseases. The ENPP1 enzyme is central to this pathway and generates plasma pyrophosphate ("PPi") and adenosine. It is well established that low levels of PPi drive pathologic mineralization and low levels of adenosine drive intimal proliferation in a number of rare diseases. Disruptions in this pathway impact the levels of these molecules, leading to severe musculoskeletal, cardiovascular, and neurological conditions, including ENPP1 Deficiency, ABCC6 Deficiency, calciphylaxis, and ossification of the posterior longitudinal ligament. The Company is initially focused on developing a novel therapy for diseases characterized by pathologic mineralization and intimal proliferation, including ENPP1 Deficiency and ABCC6 Deficiency as well as calciphylaxis.

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

As part of the Company's strategic review, it is prioritizing activities to support the planned Biologics License Application filing for its lead indication, ENPP1 Deficiency. Patients with ABCC6 Deficiency being treated in the Company's ADAPT long-term extension study, the Company's expanded access program, or under investigator-sponsored investigational new drug application-enabling studies will continue to receive treatment. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and note disclosures required by U.S. GAAP for audited year-end financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. The results for the three month period ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Since the Company’s incorporation in 2017 and through March 31, 2025, the Company has devoted substantially all of its efforts to raising capital, building infrastructure, developing intellectual property, and conducting research and development activities. The Company incurred net losses of $28.0 million for the three months ended March 31, 2025 and had an accumulated deficit of $416.0 million as of March 31, 2025. The Company had net cash used in operating activities of $29.1 million during the three months ended March 31, 2025. The Company had cash, cash equivalents, and short-term investments of $84.8 million as of March 31, 2025. Management believes that based on the Company’s current cash, cash equivalents, and short-term investments as of March 31, 2025 and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about the Company's ability to continue as a going concern for one year after the date that these unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

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

4. Short-Term Investments

Short-term investments consisted of the following:

	March 31, 2025
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$28,817	$10	$—	$28,827
U.S. government agency debt securities	1 year or less	30,097	9	(3)	30,103
		$58,914	$19	$(3)	$58,930

	December 31, 2024
Description	Maturity	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 year or less	$52,408	$52	$—	$52,460
U.S. government agency debt securities	1 year or less	39,506	42	(2)	$39,546
		$91,914	$94	$(2)	$92,006

The Company did not have any investments in a continuous unrealized loss position for more than 12 months as of March 31, 2025. As of March 31, 2025, the Company believes that the cost basis of its available-for-sale securities is recoverable, and the Company has the intent and ability to hold its available-for-sale securities until recovery. Therefore, no allowance for credit losses was recorded.

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

The following tables represent the Company’s financial assets measured at fair value on a recurring basis and indicate the level of fair value hierarchy utilized to determine such fair values:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2025	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$18,724	$18,724	$—	$—
U.S. government agency debt securities	30,103	—	30,103	—
U.S. Treasury securities	28,827	28,827	—	—
Total assets	$77,654	$47,551	$30,103	$—

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds (included in cash and cash equivalents)	$20,273	$20,273	$—	$—
U.S. government agency debt securities	39,546	—	39,546	—
U.S. Treasury securities	52,460	52,460	—	—
Total assets	$112,279	$72,733	$39,546	$—

There have been no transfers between fair value levels during the three months ended March 31, 2025.

6. License and Sponsored Research Agreements

In January 2017, the Company entered into a license agreement with Yale University (“Yale”), which was amended in May 2020 and July 2020, under which the Company licensed certain intellectual property related to ectonucleotide pyrophosphatase/phosphodiesterase enzymes that is the basis for the Company’s INZ-701 development program. Pursuant to the license agreement, as partial upfront consideration, the Company made a payment of approximately $0.1 million to Yale, which amount reflected unreimbursed patent expenses incurred by Yale prior to the date of the license agreement. The Company is responsible for paying Yale an annual license maintenance fee in varying amounts throughout the term ranging from the low tens of thousands of dollars to the high tens of thousands of dollars. As of March 31, 2025, the Company had incurred a life-to-date total of $0.5 million in license maintenance fees to Yale.

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

The Company has also agreed to pay for research support from Yale pursuant to a sponsored research agreement that the Company entered into with Yale in January 2017 and amended in February 2019, February 2022, May 2022, May 2023, January 2024, and December 2024. Under the sponsored research agreement, as amended, the Company agreed to pay Yale an aggregate of $3.4 million over nine years, ending in December 2025. As of March 31, 2025, the Company incurred a total of $3.1 million for research support under this agreement since inception.

7. Commitments and Contingencies

Operating Leases

The Company held the following significant operating leases as of March 31, 2025:

•
8,499 square feet of office space in Boston, Massachusetts that expires in October 2025 with an option to extend the term for five years; and
•
6,244 square feet of laboratory space in Boston, Massachusetts that expires in December 2025 with an option to extend the term for five years.

The exercise of each option was determined not to be reasonably certain and thus neither option was included in the operating lease liability on the condensed consolidated balance sheets as of March 31, 2025 or December 31, 2024.

During the three months ended March 31, 2025, cash paid for amounts included in the measurement of lease liabilities was $0.3 million, and the Company recorded operating lease expense of $0.2 million.

Future lease payments under non-cancelable leases as of March 31, 2025 are as follows:

Year Ending December 31,
2025 (remaining 9 months)	$684
Total future minimum lease payments	684
Less: interest	15
Present value of operating lease liabilities	$669
Lease liability - current	$669

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters arising out of the relationship between such parties and the Company. In addition, the Company has entered into indemnification agreements with members of its board of directors and senior management that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations as of March 31, 2025 or December 31, 2024.

Legal Proceedings

The Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses the costs related to its legal proceedings as they are incurred. No such costs have been incurred during the three months ended March 31, 2025 and 2024.

8. Convertible Debt

Loan Agreement with K2 HealthVentures LLC

On July 25, 2022, the Company, as borrower, entered into a loan and security agreement (the "Loan Agreement") with K2 HealthVentures LLC ( together with any other lender from time to time, the “Lenders”), as administrative agent for the Lenders, and Ankura Trust Company, LLC, as collateral agent for the Lenders. The Loan Agreement provides up to $70.0 million principal in term loans, subject to certain customary conditions. The Company received $5.0 million from the first tranche commitment upon closing. The first tranche commitment contained an additional $20.0 million available to be drawn at the Company’s option through March 31, 2023. The Company borrowed the remaining $20.0 million in February 2023. Two subsequent tranche commitments totaling $20.0 million in the aggregate were available to be drawn at the Company’s option during certain availability periods, subject to the achievement of certain clinical and regulatory milestones relating to INZ-701. The Company borrowed $7.5 million under the second tranche commitment in June 2023 and borrowed $12.5 million under the third tranche commitment in December 2023. A fourth tranche commitment of $25.0 million may be made available to be drawn down at the Company’s option through August 31, 2025, subject to use of proceeds limitations and Lender's consent at its discretion. The fourth tranche commitment is subject to an additional 0.75% facility fee. As of March 31, 2025, a total of $25.0 million of borrowing capacity remained available under the Loan Agreement, subject to the terms and conditions set forth therein. As security for its obligations under the Loan Agreement, the Company granted the Lenders a first priority security interest on substantially all of the Company’s assets (other than intellectual property), subject to certain exceptions.

The term loan matures on August 1, 2026, and the Company is obligated to make interest only payments until September 1, 2025, at which point the Company will make monthly payments of equal principal and interest, in an amount which would fully amortize the principal amount of the term loan and accrued interest thereon as of the date of maturity. The term loan bears a variable interest rate equal to the greater of (i) 7.85%, and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. The interest rate as of March 31, 2025 was 9.60%. The Company has the option to prepay all, but not less than, all of the outstanding principal balance and all accrued and unpaid interest with respect to the principal balance being repaid of the term loans, subject to a prepayment premium to which the Lenders are entitled. The prepayment fee was 3% prior to the second anniversary of the July 25, 2022 funding date, 2% after the second anniversary but prior to the third anniversary of the funding date, and 1% thereafter if prior to the maturity date. Upon final payment or prepayment of the loans, the Company must pay a final payment equal to 6.25% of the loans borrowed ("Final Fee"), which is being accrued as interest expense over the term of the loan using the effective interest method.

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

The Loan Agreement contains customary representations and warranties, events of default and affirmative and negative covenants, including covenants that limit or restrict the Company’s ability to, among other things, dispose of assets, make changes to the Company’s business, management, ownership or business locations, merge or consolidate, incur additional indebtedness, incur additional liens, pay dividends or other distributions or repurchase equity, make investments, and enter into certain transactions with affiliates, in each case subject to certain exceptions. Upon the occurrence of an event of default, a default interest rate of an additional 5.00% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law. As of March 31, 2025, the Company was in compliance with all covenants under the Loan Agreement.

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

The Company incurred debt issuance costs of $0.5 million in connection with the term loan. In addition, at the time of closing, the Company paid to the Lenders a facility fee of $0.4 million, as well as $0.1 million of other expenses incurred by the Lenders and reimbursed by the Company (“Lender Expenses”). The debt issuance costs, Lender Expenses, and the Final Fee are being amortized as additional interest expense over the term of the loan using the effective interest method. At March 31, 2025, the carrying value of the Loan Agreement approximated the fair value of the term loan, considering that it bears interest that is similar to prevailing market rates.

The following table summarizes the impact of the term loan on the Company’s condensed consolidated balance sheet at March 31, 2025:

March 31, 2025
Gross proceeds	$45,000
Unamortized debt issuance costs and accretion of final payments, net	1,285
Total debt	$46,285
Less: current portion	25,700
Long-term debt	$20,585

Future principal payments, which include the Final Fee, in connection with the Loan Agreement as of March 31, 2025 are as follows:

Fiscal Year
2025	$14,508
2026	33,305
Total	$47,813

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

Open Market Sale Agreement

On August 11, 2021, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021 (the "2021 Registration Statement"). Under the 2021 Registration Statement, the Company could offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the 2021 Registration Statement, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program (the “At-the-Market Offering Program”). On November 7, 2023, the Company filed a universal shelf registration statement on Form S-3, which was declared effective on November 15, 2023 (the “2023 Registration Statement”). Under the 2023 Registration Statement, the Company may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. On August 6, 2024, in anticipation of the expiration of the 2021 Registration Statement, the Company filed a prospectus supplement (the “2024 Prospectus Supplement”) under the 2023 Registration Statement to register the offer and sale of the outstanding shares that could be sold under the At-the-Market Offering Program, which prospectus supplement superseded and replaced the sales agreement prospectus, dated August 23, 2021, under the 2021 Registration Statement. As of December 31, 2023, the Company had sold 3,553,995 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of

$21.2 million. As of the date of filing of the 2024 Prospectus Supplement, the Company had issued and sold 4,364,440 shares of common stock pursuant to the Open Market Sale Agreement for aggregate gross proceeds of approximately $26.2 million. Under the 2024 Prospectus Supplement, the Company may sell the shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $23.8 million. For the year ended December 31, 2024, the Company sold 2,100,903 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $10.5 million. For the three months ended March 31, 2025, the Company sold 230,045 shares of its common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $0.2 million. As of March 31, 2025, approximately $17.0 million remained available for sale under the Open Market Sale Agreement.

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

Stock Options

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The underlying assumptions used to value stock options granted to participants using the Black-Scholes option-pricing model were as follows:

For the Three Months Ended March 31,
	2025	2024
Risk-free interest rate range	3.98% to 4.38%	3.78% to 4.22%
Dividend yield	—	—
Expected term of options (years)	6.02 to 6.08	6.02 to 6.08
Volatility rate range	83.23% to 84.57%	88.35% to 88.55%

The weighted-average grant date fair value of options granted in the three months ended March 31, 2025 was $0.80 per share. The total unrecognized compensation cost related to outstanding option awards as of March 31, 2025 was $13.4 million and is expected to be recognized over a weighted-average period of 2.61 years.

Restricted Stock Units

The weighted-average grant date fair value of restricted stock units ("RSUs") granted in the three months ended March 31, 2025 was $1.06 per share. The total unrecognized compensation cost related to outstanding RSUs as of March 31, 2025 was $0.7 million and is expected to be recognized over a weighted-average period of 2.6 years.

The total compensation cost recognized in the condensed consolidated statements of operations associated with all the stock-based compensation awards granted by the Company is as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$828	$849
General and administrative	1,029	842
Total	$1,857	$1,691

10. Net Loss per Share

Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders	$(28,039)	$(23,347)
Net loss per share attributable to common stockholders	$(0.44)	$(0.38)
Weighted-average common shares outstanding	64,278,527	61,772,279

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

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	10,257,029	9,223,135
Unvested restricted stock units	483,400	100,000
Total	10,740,429	9,323,135

11. Segment Reporting

The Company manages its operations as a single segment, focused on developing novel therapeutics for rare diseases impacting bone health and blood vessel function. The Company's Chief Executive Officer, as the Company's chief operating decision maker ("CODM"), manages and allocates resources at a consolidated level.

The CODM assesses performance, monitors budget versus actual results, and decides how to allocate resources based on net loss that also is reported on the consolidated statement of operations and comprehensive loss as consolidated net loss.

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies in Note 2. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In the first three months of 2025 and in 2024, all the Company's long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment.

The company does not have intra-entity sales or transfers.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Three Months Ended March 31,
	2025	2024
Clinical	$6,050	$5,751
CMC	6,393	4,226
Other research and development expense (1)	2,236	3,426
Personnel expense - R&D	5,701	4,362
Personnel expense - G&A	2,231	1,815
Stock-based compensation expense	1,857	1,691
Administrative & facilities expense (2)	3,221	3,074
Interest income	(1,117)	(2,374)
Interest expense	1,405	1,325
Other expense, net	62	51
Net loss	$28,039	$23,347

(1) Other research and development expenses primarily consist of consulting, regulatory support, toxicology, sponsored research costs, and other research and development activities.

(2) Administrative & facilities expense primarily consists of facilities expenses, depreciation expense, legal costs, insurance, consulting, and other administrative costs.

12. Restructuring

In March 2025, the Company announced a reprioritization to focus resources on its ENPP1 Deficiency program, which resulted in a reduction of the Company’s workforce by approximately 25% across all areas of the Company.

The Company incurred $1.9 million of costs related to the reprioritization. The restructuring charges have been recognized in the unaudited condensed consolidated statement of operations during the three months ended March 31, 2025. These costs relate to employee severance, termination benefits and related costs. The Company does not expect to incur any additional significant costs related to the reprioritization.

The reprioritization costs are included within accrued expenses on the condensed consolidated balance sheet as of March 31, 2025 and are expected to be disbursed during the period from April 1, 2025 through December 31, 2025.

The following is a summary of the activity for accrued severance, termination benefits and related costs for the three months ended March 31, 2025:

2025
Accrual, January 1	$-
Charges	1,900
Cash payments	-
Accrual, March 31	$1,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on March 10, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.

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

We are currently conducting clinical trials of INZ-701 for the treatment of ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis. The U.S. Food and Drug Administration ("FDA") has granted Orphan Drug Designation and the European Medicines Agency ("EMA") has granted Orphan Designation to INZ-701 for the treatment of ENPP1 Deficiency, ABCC6 Deficiency and calciphylaxis. The FDA has also granted fast track designation for INZ-701 for the treatment of ENPP1 Deficiency, for the treatment of ABCC6 Deficiency and for the treatment of calciphylaxis, and rare pediatric disease designation for INZ-701 for the treatment of ENPP1 Deficiency. Refer to the "Clinical Overview—ENPP1 Deficiency", "Clinical Overview— ABCC6 Deficiency" and "Clinical Development of INZ-701 for Calciphylaxis" sections below for further details on our clinical programs.

Executive Summary

During the three months ended March 31, 2025, we continued to advance our ongoing clinical trials of INZ-701 in patients with ENPP1 and ABCC6 Deficiencies. Key highlights and accomplishments during the three months ended March 31, 2025, as well as upcoming anticipated milestones include:

Key Highlights

•
In May 2025, we announced interim anti-drug antibody (ADA) and serum phosphate data from the ENERGY 3 pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency, based on an interim evaluation conducted as part of ongoing safety monitoring.
•
In May 2025, we announced that the U.S. Centers for Medicare & Medicaid Services (CMS) has accepted a new set of ICD-10 diagnosis codes to support the classification of disorders of pyrophosphate metabolism, including ENPP1 Deficiency.
•
In May 2025, we reached an agreement with Japan’s Pharmaceuticals and Medical Devices Agency to accept ex-Japan clinical data for filing, without requiring Japanese patients.
•
In May 2025, we announced the appointment of Petra Duda, M.D., Ph.D., as Chief Medical Officer, effective May 15, 2025. Dr. Duda succeeded Kurt Gunter, M.D., who has retired and has transitioned to an advisory role.
•
In April 2025, we received EMA Orphan Designation to INZ-701 for the treatment of calciphylaxis.
•
In April 2025, we announced a publication in JBMR Plus titled, “Phenotypic characterization of ENPP1 deficiency: generalized arterial calcification of infancy and autosomal recessive hypophosphatemic rickets type 2”.
•
In March 2025, we announced our strategic reprioritization of activities to support the planned BLA filing for INZ-701 for our lead indication, ENPP1 Deficiency.
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

Clinical Overview

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

In April 2024, we reported positive topline safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. Notable changes from baseline in key biomarkers were observed and support our clinical hypothesis. Significant reductions of fibroblast growth factor-23, increases in bone specific alkaline phosphatase levels, and decreases in c-telopeptide were observed in the 1.8 mg/kg dose cohort (Cohort 3) through week 48, which indicates the restoration of proper bone mineralization. Favorable responses on the Patient-Reported Outcome Measurement Information Scales of Pain Intensity, Fatigue and Pain Interference, and P-GIC were maintained. INZ-701 was generally well-tolerated and exhibited a favorable safety profile, with no serious or severe adverse events ("AEs") attributed to INZ-701 and no AEs leading to study withdrawal. Time on study ranged from 84 to over 1008 days. Total time on treatment across all dose cohorts corresponded to approximately 12+ patient-years. INZ-701 exhibited a favorable immunogenicity profile with low titers of anti-drug antibodies ("ADAs") not impacting drug exposure observed in 10 of 13 patients. The ADA levels were transient in six of 10 patients. Plasma PPi levels observed after INZ-701 administration are shown in the table below:

Mean Plasma PPi (nM) ± SEM
			Cohort 1 (0.2 mg/kg)	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)	Cohort 4 (1.2 mg/kg)
Phase 1	Single Dose	Day 1-8	1229±87	1438±146	1220±87	1214±89
	Chronic dose*	Day 11-32	1494±111	1745±170	1352±71	1976±226
Phase 2	Chronic dose*	Day 32-1008	1235±94	1253±102	1608±229	1578±104

Cohort 1 n=2 post day 84; Cohort 2 n=2 post day 336; Cohort 3 n=2 post day 504; Cohort 4 n=3 post day 108

* Cohort 1-3=2x/week dosing; Cohort 4=1x/week dosing

The last patient’s last visit occurred in the fourth quarter of 2024. All patients completing the extension phase are enrolled in our ongoing open label long term safety trial of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing trial (“ADAPT”).

ENERGY 1 Clinical Trial in Infants with ENPP1 Deficiency and ABCC6 Deficiency

In June 2023, we dosed the first infant patient in our Phase 1b, single arm, open-label clinical trial of INZ-701 (the "ENERGY 1 trial"), designed primarily to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of INZ-701 in infants with ENPP1 Deficiency and ABCC6 Deficiency. The ENERGY 1 trial design was amended in the second quarter of 2024 to allow enrollment of infants with ABCC6 Deficiency and to increase the maximum number of patients. The ENERGY 1 trial is expected to enroll up to 16 infants between the ages of birth and 12 months across multiple sites in the United States and Europe. Patients will receive subcutaneous doses of INZ-701 during the treatment period of 52 weeks and may continue to receive INZ-701 in an extension period beyond 52 weeks. Doses range from 0.2 mg/kg once weekly through 2.4 mg/kg once weekly, with the ability to modify the dose depending on the results of pharmacokinetics, pharmacodynamics, and safety data. Other outcome measures include evaluation of plasma PPi levels, survival, growth, development, functional performance, cardiac function, and exploratory biomarkers.

In January 2025, we reported interim data from the ENERGY 1 trial (reporting data from three infants) and our expanded access program (reporting data from two infants and one 2.5 year old child) which evaluated patients with generalized arterial calcification of infancy, a severe manifestation of ENPP1 Deficiency. Patients were treated with INZ-701 for periods of three weeks to 22 months. Key results included:

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

•
Favorable Safety Profile: INZ-701 was well-tolerated, with no new safety signals observed. ADAs impacting pharmacokinetics and pharmacodynamics were only seen in three infants and were not seen in any patient initiating treatment after 1 year of age. Where measured, PPi and drug levels were substantially elevated post-dose in these infants, consistent with the clinical effects observed. ADAs were not associated with adverse events in any patient.

In May 2025, we announced preliminary ADA data from the ENERGY 1 clinical trial and our expanded access program. In INZ-701 treated infants who developed high-titer ADAs affecting exposure (n=3), ADA titers stabilized or declined over time following transition to twice-weekly dosing, or a dose increase. These data suggest that extended treatment duration, dose concentration and/or increased dosing frequency may mitigate immunogenicity in this population. This trend is consistent with data seen in other enzyme replacement therapies.

Notably, one infant with high-titer ADAs carried the same homozygous mutation as an adult patient in our completed Phase 1/2 trial of INZ-701 in ENPP1 Deficiency who had a low titer antibody response (range 40-160), which we believe suggests that impactful ADA responses may be restricted to the youngest patients.

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

We have reached agreement with the PDCO on a Paediatric Investigational Plan for a pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency. In September 2023, we opened the first site for the ENERGY 3 trial, a multicenter, randomized, open label trial, and in January 2025 completed enrollment with 27 patients between the ages of one and less than 13 years across sites globally. The trial is designed primarily to assess the efficacy and safety of INZ-701 in pediatric patients with ENPP1 Deficiency. Enrollment criteria for the trial includes a confirmed genetic diagnosis of ENPP1 Deficiency, radiographic evidence of skeletal abnormalities and low plasma PPi. Patients were randomized in a 2:1 ratio to an INZ-701 arm or a control arm (which uses the conventional therapies of oral phosphate and active vitamin D) for 52 weeks, followed by an open label extension period during which all patients may receive INZ-701. INZ-701 will be administered at a 2.4 mg/kg once weekly dose via subcutaneous injection.

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

In May 2025, we announced preliminary ADA and serum phosphate data from our ENERGY 3 trial based on an evaluation conducted as part of ongoing safety monitoring.

The ADA analysis included 17 of the 19 patients in the INZ-701 treatment arm who had completed at least 13 weeks of dosing. Of these 17 patients, 15 had no detectable ADAs or low titer responses. The highest titer among these 15 patients was 1,280 - a level comparable to those previously observed in our adult trials (INZ701-101 and INZ701-201). These titer levels in adults had no effect on drug exposure or patient safety and typically declined over time with continued treatment.

Two of the 17 patients exhibited higher-titer ADA responses (5,120 and 40,960), similar to some observations in infants which correlated with reduced drug exposure. The median titer at 13 weeks was 80 across all 17 patients.

At this time, ADAs have not been associated with any impact on patient tolerability or adverse events. The safety and immunogenicity profile observed to date in the ENERGY 3 trial is consistent with what was observed in our prior Phase 1/2 trials in adults.

Interim serum phosphate data from ENERGY 3 demonstrated that mean serum phosphate levels increased over time in the INZ-701 arm, while levels declined in the conventional therapy arm, despite ongoing active vitamin D3 and phosphate supplementation. At Week 13, mean serum phosphate levels increased from baseline by +8.2% in the INZ-701 arm (n=17), compared to a decrease of -0.04% in the conventional treatment arm (n=7). The separation in serum phosphate levels between arms increased over time. By Week 26, mean phosphate levels increased by +6.8% in the INZ-701 arm (n=11) and decreased -5.5% in the conventional treatment arm (n=6). Through Week 39, mean phosphate levels increased by +12.1% in the INZ-701 arm (n=4), versus a -9.0% decrease in the conventional treatment arm (n=2). Overall, 6 of 17 patients (35%) treated with INZ-701 achieved normal serum phosphate levels at least once, while no patients in the conventional treatment arm reached the normal range.

Serum Phosphate (mg/dL)
Treatment	Baseline (n)	Week 13 (n)	Week 26 (n)	Week 39 (n)
INZ-701	2.68 ± 0.32 (18)	2.89 ± 0.31 (17)	2.86 ± 0.42 (11)	3.00 ± 0.35 (4)
Conventional Tx	2.50 ± 0.29 (8)	2.50 ± 0.35 (7)	2.37 ± 0.45 (6)	2.28 ± 0.02 (2)

% mean change of serum phosphate from baseline
Treatment	Week 13 (n)	Week 26 (n)	Week 39 (n)
INZ-701	+8.2 (17)	+6.8 (11)	+12.1 (4)
Conventional Tx	-0.04 (7)	-5.5 (6)	-9.0 (2)

Serum Phosphate (mg/dL)
3.5
3.0
2.5
2.0
0.5
0.0
0
10
20
30
40
50
Week
INZ-701
Conventional Tx

Normal serum phosphate levels for this group of patients ranged from 3.1 to 6.1 milligrams/deciliter (mg/dL). The normal range of serum phosphate levels varies by age and sex, and ranges may vary by testing laboratory. Data: Mean ± SD; Conventional Tx: active vitamin D3 + phosphate.

These findings are consistent with responses observed with other therapeutic approaches treating different forms of hypophosphatemic rickets and we believe support the potential of INZ-701 to address the underlying pathophysiology of ENPP1 Deficiency and improve long-term skeletal outcomes.

Basis for Planned Marketing Applications

Based on regulatory feedback from the FDA and EMA, positive data from the ongoing and planned clinical trials of INZ-701 in patients with ENPP1 Deficiency, including comprehensive data demonstrating clinical impact of plasma PPi, could provide the basis for our submission of marketing applications in both the United States and the European Union. These data will include final results from our Phase 1/2 clinical trial in adult patients with ENPP1 Deficiency, available results from our ongoing ENERGY 1 trial and expanded access program, available results from the ongoing pivotal ENERGY 2 trial in infants which we are conducting outside of the United States, and final results from the ongoing pivotal ENERGY 3 trial in pediatric patients.

If these marketing applications are approved, we expect to commercially launch INZ-701 as early as the first half of 2027.

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

In April 2024, we reported positive topline safety, pharmacokinetic, pharmacodynamic, and exploratory efficacy data from this trial. Exploratory markers of clinical benefit were collected throughout the trial to provide evidence of the potential for disease modification with ongoing INZ-701 treatment. Reduction or stabilization of carotid intima-media thickness was observed across all dose cohorts (seven of eight evaluable patients), indicating a potential beneficial effect of INZ-701 on vascular pathology. Increased choroidal thickness was observed across all dose cohorts (seven of eight evaluable patients), which indicated a potential beneficial effect of INZ-701 on retinal disease. Four of six evaluable patients with Global Visual Function Questionnaire ("VFQ-25") scores below normal at baseline improved over 48 weeks. Improvement in visual function was greater in older patients. A correlation between improvements in VFQ-25 and increases in choroidal thickness was preserved after 48 weeks. All evaluable patients (nine of nine) showed improvement from baseline on C-GIC, and seven of nine evaluable patients showed improvement from baseline on P-GIC. The rapid increase in plasma PPi levels observed at the 1.8 mg/kg dose level (Cohort 3) was sustained to levels comparable to those observed in our study of healthy subjects (n=10). INZ-701 was generally well tolerated and exhibited a favorable safety profile, with no serious or severe AEs. All AEs were mild to moderate in severity. Time on study ranged from 45 to over 840 days, and total time on treatment across all cohorts corresponded to approximately 12+ patient-years. INZ-701 exhibited a favorable immunogenicity profile with low titers of ADAs not impacting drug exposure observed in eight of 10 patients. The ADA levels were transient in four of eight patients. Plasma PPi levels observed after INZ-701 administration are shown in the table below:

Mean Plasma PPi (nM) ± SEM
			Cohort 1 (0.2 mg/kg)	Cohort 2 (0.6 mg/kg)	Cohort 3 (1.8 mg/kg)
Phase 1	Single Dose	Day 1-8	1087±162	1326±67	1540±169
	2x/Week Dose	Day 11-32	1023±99	1119±48	1312±122
Phase 2	2x/Week Dose	Day 32-840	1212±289	899±76	1358±182

Cohort 1 n=2 post day 749; Cohort 2 n=3; Cohort 3 n=2 post day 84

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

Treatment of asj/2j mice with ENPP1 Deficiency with an AAV vector containing a modified ENPP1-Fc driven by a tissue specific promoter at three different doses by a single intravenous injection for a period of ten weeks led to a dose dependent increase in PPi levels. Mice treated with vehicle control lacked any plasma PPi, as expected.

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

As of March 31, 2025 we had cash, cash equivalents, and short-term investments of $84.8 million, which along with the anticipated cost savings from our strategic reprioritization, we believe will enable us to fund our operating expenses and capital expenditures into the first quarter of 2026. However, based on our current operating plan, we believe that our existing cash, cash equivalents, and short-term investments as of March 31, 2025 will not enable us to fund our cash flow requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern. We based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. See “Going Concern.”

To continue to finance our operations, we will need to raise additional capital, which cannot be assured. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 and ABCC6 Deficiencies, our ongoing ADAPT open label long-term safety trial of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study, our ongoing Phase 1b clinical trial of INZ-701 for infants with ENPP1 Deficiency, our ongoing pivotal clinical trial of INZ-701 in infants, our ongoing pivotal trial of INZ-701 in pediatric patients with ENPP1 Deficiency, and our ongoing Phase 1 clinical trial of INZ-701 in patients with ESKD receiving hemodialysis;
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
•
the costs of acquiring laboratory supplies, and developing preclinical studies and clinical trial materials;
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

We are currently conducting our Phase 1/2 clinical trials of INZ-701 for adults with ENPP1 Deficiency and ABCC6 Deficiency, our Phase 1b ENERGY 1 trial for infants with ENPP1 Deficiency, our pivotal ENERGY 3 trial of INZ-701 for pediatric patients with ENPP1 Deficiency, our Phase 1 SEAPORT 1 clinical trial of INZ-701 for patients with ESKD receiving hemodialysis, and our ongoing ADAPT open label long term safety trial of INZ-701 in patients with ENPP1 or ABCC6 Deficiencies who have received INZ-701 in an existing study. Product candidates in later stages of clinical development generally have higher development costs than those in preclinical development or in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result of our prioritization of activities in our ENPP1 Deficiency program, we expect that our research and development expenses will remain consistent in 2025 as compared to 2024

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel, and stock-based compensation expense for personnel in executive, finance, and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting, tax, and audit services, and an allocation of facilities and information technology infrastructure costs. We incur, and anticipate that we will continue to incur, costs associated with being a public company, including costs of accounting, audit, legal, regulatory, compliance and tax-related services related to maintaining compliance with requirements of Nasdaq and the SEC; director and officer insurance costs; and investor and public relations costs. As a result of prioritization of activities in our ENPP1 Deficiency program, we expect that our general and administrative expenses will remain consistent in 2025 as compared to 2024.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$20,379	$19,111	$1,268
General and administrative	5,409	5,234	175
Restructuring charges	1,900	—	1,900
Total operating expenses	27,688	24,345	3,343
Loss from operations	(27,688)	(24,345)	3,343
Other income (expense):
Interest income	1,117	2,374	(1,257)
Interest expense	(1,406)	(1,325)	(81)
Other expense, net	(62)	(51)	(11)
Other (expense) income, net	(351)	998	(1,349)
Net loss	$(28,039)	$(23,347)	$4,692

Research and Development Expense

The following table summarizes our research and development expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
INZ-701-related research and development expense	$14,446	$13,105	1,341
Unallocated expenses:
Personnel-related expense (including stock-based compensation)	5,228	5,210	18
Facilities and administrative expense	705	796	(91)
Total	20,379	19,111	1,268

Research and development expense increased $1.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a $1.3 million increase in INZ-701-related research and development expense.

INZ-701-related research and development expense increased $1.3 million primarily due to a $2.2 million increase in chemistry, manufacturing, and controls expense to support our ongoing clinical trials and prepare for potential commercialization, which was partially offset by a $0.9 million decrease in clinical development and related consulting costs to support our ongoing clinical trials.

General and Administrative Expense

General and administrative expense remained relatively consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Restructuring Charges

In March 2025, we announced a reprioritization to focus resources on our ENPP1 Deficiency program, which resulted in a reduction of the Company’s workforce by approximately 25% across all areas of the Company. Restructuring charges were $1.9 million for the three months ended March 31, 2025, with no equivalent charge for the three months ended March 31, 2024.

Interest Income

Interest income for the three months ended March 31, 2025 decreased approximately $1.3 million compared to the three months ended March 31, 2024 due to a lower cash balance on which we are earning interest in 2025.

Interest Expense

Interest expense remained relatively consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Other Expense, net

Other expense, net remained relatively consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

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

On August 11, 2021, we filed a universal shelf registration statement on Form S-3, which was declared effective on August 23, 2021 (the "2021 Registration Statement"). Under the 2021 Registration Statement, we could offer and sell up to $200.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. In connection with the filing of the 2021 Registration Statement, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at-the-market” offering program (the “At-the-Market Offering Program”). On November 7, 2023, we filed a universal shelf registration statement on Form S-3, which was declared effective on November 15, 2023 (the “2023 Registration Statement”). Under the 2023 Registration Statement, we may offer and sell up to $300.0 million of a variety of securities, including common stock, preferred stock, depositary shares, debt securities, warrants, subscription rights or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. On August 6, 2024, in anticipation of the expiration of the 2021 Registration Statement, we filed a prospectus supplement (the “2024 Prospectus Supplement”) under the 2023 Registration Statement to register the offer and sale of the outstanding shares that could be sold under the At-the-Market Offering Program, which prospectus supplement superseded and replaced the sales agreement prospectus, dated August 23, 2021, under the 2021 Registration Statement. As of December 31, 2023, we had sold 3,553,995 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $21.2 million. As of the date of filing of the 2024 Prospectus Supplement, we had issued and sold 4,364,440 shares of common stock pursuant to the Open Market Sale Agreement for aggregate gross proceeds of approximately $26.2 million. Under the 2024 Prospectus Supplement, we may sell the shares of common stock under the Open Market Sale Agreement for an aggregate offering price of up to approximately $23.8 million. For the year ended December 31, 2024 we sold 2,100,903 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $10.5 million. For the three months ended March 31, 2025, we sold 230,045 shares of our common stock pursuant to the Open Market Sale Agreement for aggregate net proceeds of $0.2 million. As of March 31, 2025, approximately $17.0 million remained available for sale under the Open Market Sale Agreement.

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

Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. The following table provides information regarding our total cash, cash equivalents, and short-term investments at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$25,846	$21,081
Short-term investments	58,930	$92,006
Total cash, cash equivalents, and short-term investments	$84,776	$113,087

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(29,149)	$(24,533)
Net cash provided by investing activities	33,684	10,394
Net cash provided by financing activities	228	159
Net (decrease) increase in cash, cash equivalents, and restricted cash	$4,763	$(13,980)

Net Cash Used in Operating Activities

Net cash used in operating activities increased approximately $4.6 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a $4.7 million increase in our net loss, a $1.8 million increase in prepaid expenses, a $1.7 million adjustment for non-cash items, and $0.2 million in change of remaining operating assets and liabilities.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased approximately $23.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $31.4 million decrease in purchases of marketable securities and an $8.1 million increase in sales and maturities of marketable securities in the three months ended March 31, 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to $0.2 million from sales of common stock under our At-The-Market Offering Program, offset by $0.1 million from the issuance of common stock for cash under the Employee Stock Purchase Plan.

Funding Requirements

We expect to devote substantial financial resources toward our ongoing and planned activities, particularly as we execute on our global development strategy, conduct our ongoing clinical trials of INZ-701 for ENPP1 Deficiency, ABCC6 Deficiency, and calciphylaxis, and continue research and development and initiate additional planned clinical trials of, and seek marketing approval for, INZ-701 and any other product candidates we develop. As part of our strategic review, we are prioritizing activities to support the planned BLA filing for INZ-701 for our lead indication, ENPP1 Deficiency. Any future trials in ABCC6 Deficiency and calciphylaxis will be postponed. As a result, we expect that our expenses will decrease in 2025 as compared to 2024. However, if we obtain marketing approval for INZ-701 or any other product candidates we develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. In any event, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce, or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and distract from our research and development efforts.

As of March 31, 2025, we had cash, cash equivalents, and short-term investments of approximately $84.8 million, and we had $45.0 million of outstanding principal indebtedness under our Loan Agreement. We believe that our existing cash, cash equivalents, and short-term investments as of March 31, 2025, along with our recent strategic reprioritization, will enable us to fund our operating expenses and capital expenditures into the first quarter of 2026. However, based on our current operating plan, we believe that our cash, cash equivalents and short-term investments as of March 31, 2025 are not sufficient to fund our operations for at least the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q such that there is substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. We expect to finance our operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurance that our current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all. We have based our assessment on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “Going Concern,” in Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. As a result, we could deplete our capital resources sooner than we currently expect. In addition, because the successful development of INZ-701 and any other product candidates that we pursue is highly uncertain, at this time we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of any product candidate.

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

Contractual Obligations, Commitments and Contingencies

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates from those described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, our cash equivalents consisted of short-term money market funds and U.S. government agency debt securities. As of March 31, 2025, our short-term investments consisted of U.S. Treasury securities and U.S. government agency debt securities with maturities of less than one year. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the investments in our portfolio and the low risk profile of our investments, an immediate change of 100 basis points in interest rates would not have a material effect on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2025, the aggregate principal amount outstanding under the Loan Agreement was $45.0 million, which bears interest at a variable rate equal to the greater of (i) 7.85% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal (or a comparable replacement rate if The Wall Street Journal ceases to quote such rate) and (B) 3.85%; provided that the interest rate cannot exceed 9.60%. Of the $45.0 million aggregate principal amount outstanding, $5.0 million was funded at closing, and we borrowed an additional $20.0 million in February 2023, $7.5 million in June 2023, and $12.5 million in December 2023 under the Loan Agreement. The interest rate as of March 31, 2025 was 9.60%.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the three months ended March 31, 2025 and 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

In addition to all of the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the following risk and the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2024, which could materially affect our business, financial condition or results of operations. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described below and in our Annual Report on Form 10–K for the year ended December 31, 2024 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Changes in and uncertainty surrounding U.S. trade policy could have a material adverse impact on our business, financial condition and results of operations.

The Trump Administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an Executive Order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline tariff on all countries, including China, remains in effect and the additional “reciprocal” tariffs imposed on China of 34% were, on May 14, 2025, suspended for 90 days. An earlier 20% tariff on China related to the influx of synthetic opioids also remains in effect bringing the total tariffs applicable to all imports from China to 30% as of May 14, 2025 (other potentially applicable tariffs imposed under Section 301 or Section 232 also remain in effect). Canada and Mexico are subject to a tariff of 25% as of May 14, 2025 for goods that are not covered by the USMCA.

Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.

As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

We did not issue any securities that were not registered under the Securities Act of 1933, as amended during the three months ended March 31, 2025.

Item 5. Other Information.

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

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

INOZYME PHARMA, INC.

Date: May 14, 2025	By:	/s/ Douglas A. Treco, Ph.D.
Douglas A. Treco, Ph.D.
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Sanjay S. Subramanian
Sanjay S. Subramanian
Chief Financial Officer and Head of Business Development (Principal Financial Officer and Principal Accounting Officer)